Form 10-Q
period 2015-06-30
CyrusOne LP
filed 2015-10-07
CIK 1575810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
CyrusOne Inc. Yes  ☐    No  ☒
CyrusOne LP Yes  ☐    No  ☒

CyrusOne Inc.
There were 66,241,461 shares of common stock outstanding as of July 31, 2015 with a par value of $0.01 per share.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2015 of CyrusOne Inc., a Maryland corporation, and CyrusOne LP, a Maryland limited partnership, of which CyrusOne GP, a Maryland statutory trust of which CyrusOne Inc. is the sole beneficial owner and sole trustee, is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to CyrusOne Inc. together with its consolidated subsidiaries, including CyrusOne LP. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to CyrusOne LP together with its consolidated subsidiaries.
CyrusOne Inc. is a real estate investment trust, or REIT, and the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP. As of June 30, 2015, and after giving effect to the April 2015 and June 2015 equity offerings and the use of proceeds therefrom, the total number of outstanding shares of common stock and operating partnership units was 72.6 million. Following the application of the offering proceeds to acquire common units of limited partnership interests in CyrusOne LP from our former parent, Cincinnati Bell Inc. ("CBI"), CBI held an 8.7% noncontrolling interest in the operating partnership. As of June 30, 2015, CBI owned approximately 11.3% of CyrusOne through its 2.6% interest in the outstanding shares of common stock of CyrusOne Inc. (comprised of the outstanding common stock and the common units of limited partnership interest that may be exchanged by CBI for common stock) and its 8.7% interest in the common units of the limited partnership interest of CyrusOne LP. As the sole beneficial owner and sole trustee of CyrusOne GP, which is the sole general partner of CyrusOne LP, CyrusOne Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CyrusOne Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and amounts in millions, except for shares and per share amounts)

	As of	As of
	June 30, 2015	December 31, 2014
Assets
Investment in real estate:
Land	$93.0	$89.7
Buildings and improvements	824.2	812.6
Equipment	423.4	349.1
Construction in progress	125.8	127.0
Subtotal	1,466.4	1,378.4
Accumulated depreciation	(375.4)	(327.0)
Net investment in real estate	1,091.0	1,051.4
Cash and cash equivalents	413.5	36.5
Rent and other receivables, net of allowance for doubtful accounts of $1.1 and $1.0 as of June 30, 2015 and December 31, 2014, respectively	56.3	60.9
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $79.4 and $72.1 as of June 30, 2015 and December 31, 2014, respectively	61.6	68.9
Due from affiliates	1.7	0.8
Other assets	91.4	91.8
Total assets	$1,991.7	$1,586.5
Liabilities and equity
Accounts payable and accrued expenses	$90.0	$69.9
Deferred revenue	66.5	65.7
Due to affiliates	174.9	7.3
Capital lease obligations	12.1	13.4
Long-term debt	729.8	659.8
Other financing arrangements	52.8	53.4
Total liabilities	1,126.1	869.5
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 66,268,923 and 38,651,517 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	0.6	0.4
Additional paid in capital	908.3	516.5
Accumulated deficit	(98.9)	(55.9)
Accumulated other comprehensive loss	(0.3)	(0.3)
Total shareholders’ equity	809.7	460.7
Noncontrolling interest	55.9	256.3
Total equity	865.6	717.0
Total liabilities and equity	$1,991.7	$1,586.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and amounts in millions, except per share data)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenue	$89.1	$81.7	$174.8	$159.2
Costs and expenses:
Property operating expenses	32.8	31.8	65.1	59.5
Sales and marketing	2.8	3.5	5.7	6.5
General and administrative	9.9	8.4	19.0	15.7
Depreciation and amortization	31.4	29.8	62.5	57.4
Transaction costs	9.6	0.8	9.7	0.9
Asset impairments	—	—	8.6	—
Total costs and expenses	86.5	74.3	170.6	140.0
Operating income	2.6	7.4	4.2	19.2
Interest expense	8.7	10.7	17.1	21.4
Net loss before income taxes	(6.1)	(3.3)	(12.9)	(2.2)
Income tax expense	(0.4)	(0.3)	(0.8)	(0.7)
Net loss	(6.5)	(3.6)	(13.7)	(2.9)
Noncontrolling interest in net loss	(1.0)	(2.5)	(3.9)	(2.0)
Net loss attributed to common shareholders	$(5.5)	$(1.1)	$(9.8)	$(0.9)
Basic weighted average common shares outstanding	51.1	21.7	44.1	21.3
Diluted weighted average common shares outstanding	51.1	21.7	44.1	21.3
Loss per share - basic and diluted	$(0.11)	(0.06)	(0.23)	(0.06)
Dividends declared per share	$0.315	$0.210	$0.630	$0.420
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited and amounts in millions)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net loss	$(6.5)	$(3.6)	$(13.7)	$(2.9)
Other comprehensive loss:
Foreign currency translation adjustments	0.3	—	—	—
Comprehensive loss	(6.2)	(3.6)	(13.7)	(2.9)
Comprehensive loss attributable to noncontrolling interests	(1.0)	(2.5)	(3.9)	(2.0)
Comprehensive loss attributable to CyrusOne Inc.	$(5.2)	$(1.1)	$(9.8)	$(0.9)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and amounts in millions)

	Common Stock Issued		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity/ Parent’s Net Investment	Non- controlling Interest	Total Equity
	Shares	Amount
Balance January 1, 2014	22.0	$0.2	$340.7	$(18.9)	$—	$322.0	$455.6	$777.6
Net loss	—	—	—	(2.9)	—	(2.9)	—	(2.9)
Noncontrolling interest allocated net loss	—	—	—	2.0	—	2.0	(2.0)	—
Stock issuance costs	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Stock based compensation	0.7	—	5.0	—	—	5.0	—	5.0
Issuance of common stock	16.0	0.2	355.7	—	—	355.9	—	355.9
Redemption of noncontrolling interest	—	—	(189.0)	—	—	(189.0)	(166.9)	(355.9)
Dividends and distributions, $0.42 per share	—	—	—	(12.9)	—	(12.9)	(14.5)	(27.4)
Balance at June 30, 2014	38.7	$0.4	$511.1	$(32.7)	$—	$478.8	$272.2	$751.0

Balance January 1, 2015	38.7	$0.4	$516.5	$(55.9)	$(0.3)	$460.7	$256.3	$717.0
Net loss	—	—	—	(13.7)	—	(13.7)	—	(13.7)
Noncontrolling interest allocated net loss	—	—	—	3.9	—	3.9	(3.9)	—
Stock issuance costs	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Stock based compensation	0.3	—	6.2	—	—	6.2	—	6.2
Common stock repurchases	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Issuance of common stock	27.3	0.2	799.1	—	—	799.3	—	799.3
Redemption of noncontrolling interest	—	—	(412.2)	—	—	(412.2)	(184.2)	(596.4)
Dividends and distributions, $0.63 per share	—	—	—	(33.2)	—	(33.2)	(12.3)	(45.5)
Balance at June 30, 2015	66.3	$0.6	$908.3	$(98.9)	$(0.3)	$809.7	$55.9	$865.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and amounts in millions)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities:
Net loss	$(13.7)	$(2.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62.5	57.4
Noncash interest expense	1.4	1.8
Stock-based compensation expense	6.2	5.0
Provision for bad debt write off	0.2	0.6
Asset impairments	8.6	—
Change in operating assets and liabilities:
Rent receivables and other assets	(7.8)	(31.4)
Accounts payable and accrued expenses	5.4	2.5
Deferred revenues	0.8	10.8
Due to affiliates	(1.9)	0.2
Net cash provided by operating activities	61.7	44.0
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(17.3)	—
Capital expenditures – other development	(74.2)	(116.8)
Net cash used in investing activities	(91.5)	(116.8)
Cash flows from financing activities:
Issuance of common stock	799.3	355.9
Stock issuance costs	(0.6)	(0.5)
Acquisition of operating partnership units	(426.0)	(355.9)
Dividends paid	(33.8)	(24.0)
Borrowings from revolving credit agreement	70.0	—
Payments on capital leases and other financing arrangements	(2.1)	(2.2)
Net cash provided by (used in) financing activities	406.8	(26.7)
Net increase (decrease) in cash and cash equivalents	377.0	(99.5)
Cash and cash equivalents at beginning of period	36.5	148.8
Cash and cash equivalents at end of period	$413.5	$49.3
Supplemental disclosures of cash flow information
Cash paid for interest	$18.5	$20.5
Cash paid for income taxes	1.9	0.3
Supplemental disclosures of non cash investing and financing activities
Capitalized interest	$2.5	$0.9
Acquisition of property in accounts payable and other liabilities	27.2	45.0
Dividends declared	25.3	13.7
Forward contract for purchase of operating partnership units	170.3	—
Stock issuance costs	—	0.8
Debt issuance costs	3.1	—
Taxes on vesting of shares	0.7	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and amounts in millions)

	As of	As of
	June 30, 2015	December 31, 2014
Assets
Investment in real estate:
Land	$93.0	$89.7
Buildings and improvements	824.2	812.6
Equipment	423.4	349.1
Construction in progress	125.8	127.0
Subtotal	1,466.4	1,378.4
Accumulated depreciation	(375.4)	(327.0)
Net investment in real estate	1,091.0	1,051.4
Cash and cash equivalents	413.5	36.5
Rent and other receivables, net of allowance for doubtful accounts of $1.1 and $1.0 as of June 30, 2015 and December 31, 2014, respectively	56.3	60.9
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $79.4 and $72.1 as of June 30, 2015 and December 31, 2014, respectively	61.6	68.9
Due from affiliates	1.7	0.8
Other assets	91.4	91.8
Total assets	$1,991.7	$1,586.5
Liabilities and parent's net investment
Accounts payable and accrued expenses	$90.0	$69.9
Deferred revenue	66.5	65.7
Due to affiliates	174.9	7.3
Capital lease obligations	12.1	13.4
Long-term debt	729.8	659.8
Other financing arrangements	52.8	53.4
Total liabilities	1,126.1	869.5
Commitments and contingencies
Parent's net investment:
Partnership capital	865.6	717.0
Total liabilities and partnership capital	$1,991.7	$1,586.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and amounts in millions)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenue	$89.1	$81.7	$174.8	$159.2
Costs and expenses:
Property operating expenses	32.8	31.8	65.1	59.5
Sales and marketing	2.8	3.5	5.7	6.5
General and administrative	9.9	8.4	19.0	15.7
Depreciation and amortization	31.4	29.8	62.5	57.4
Transaction costs	9.6	0.8	9.7	0.9
Asset impairments	—	—	8.6	—
Total costs and expenses	86.5	74.3	170.6	140.0
Operating income	2.6	7.4	4.2	19.2
Interest expense	8.7	10.7	17.1	21.4
Net loss before income taxes	(6.1)	(3.3)	(12.9)	(2.2)
Income tax expense	(0.4)	(0.3)	(0.8)	(0.7)
Net loss	$(6.5)	$(3.6)	$(13.7)	$(2.9)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited and amounts in millions)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net loss	$(6.5)	$(3.6)	$(13.7)	$(2.9)
Other comprehensive loss:
Foreign currency translation adjustments	0.3	—	—	—
Comprehensive loss attributable to CyrusOne LP	$(6.2)	$(3.6)	$(13.7)	$(2.9)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL
(unaudited and amounts in millions)

	Partnership Units	Partnership Capital
Balance January 1, 2014	64.6	$777.6
Net loss	—	(2.9)
Compensation expense of CyrusOne Inc. allocated to operating partnership	—	5.0
Distributions to CyrusOne Inc.	—	(1.3)
Net partnership units issued to CyrusOne Inc.	0.7	—
Partnership units purchased by CyrusOne Inc.	16.0	355.9
Partnership units sold by CBI	(16.0)	(355.9)
Partnership distributions	—	(27.4)
Balance at June 30, 2014	65.3	$751.0

Balance January 1, 2015	65.3	$717.0
Net loss	—	(13.7)
Compensation expense of CyrusOne Inc. allocated to operating partnership	—	5.5
Distributions to CyrusOne, Inc.	—	(0.6)
Net partnership units issued to CyrusOne Inc.	0.3	—
Partnership units purchased by CyrusOne Inc.	27.3	799.3
Partnership units sold by CBI	(20.3)	(596.4)
Partnership distributions	—	(45.5)
Foreign currency translation adjustments	—	—
Balance at June 30, 2015[1]	72.6	$865.6

1 - CyrusOne Inc. acquired approximately 6.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI on July 1, 2015. These 6.0 million common units of limited partnership interests have been excluded from the partnership unit balance as of June 30, 2015. The liability of $170.3 million to purchase these units is recorded in Due to affiliates.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CyrusOne LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and amounts in millions)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities:
Net loss	$(13.7)	$(2.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62.5	57.4
Noncash interest expense	1.4	1.8
Stock-based compensation expense	6.2	5.0
Provision for bad debt write off	0.2	0.6
Asset impairments	8.6	—
Change in operating assets and liabilities:
Rent receivables and other assets	(7.8)	(31.4)
Accounts payable and accrued expenses	5.4	2.5
Deferred revenues	0.8	10.8
Due to affiliates	(1.9)	0.2
Net cash provided by operating activities	61.7	44.0
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(17.3)	—
Capital expenditures – other development	(74.2)	(116.8)
Net cash used in investing activities	(91.5)	(116.8)
Cash flows from financing activities:
Issuance of partnership units	373.3	—
Distributions paid	(33.8)	(24.0)
Borrowings from revolving credit agreement	70.0	—
Distributions to CyrusOne Inc.	(0.6)	(0.5)
Payments on capital leases and other financing arrangements	(2.1)	(2.2)
Net cash provided by (used in) financing activities	406.8	(26.7)
Net increase (decrease) in cash and cash equivalents	377.0	(99.5)
Cash and cash equivalents at beginning of period	36.5	148.8
Cash and cash equivalents at end of period	$413.5	$49.3
Supplemental disclosures of cash flow information
Cash paid for interest	$18.5	$20.5
Cash paid for income taxes	1.9	0.3
Supplemental disclosures of noncash investing and financing activities
Capitalized interest	$2.5	$0.9
Acquisition of property in accounts payable and other liabilities	27.2	45.0
Distribution declared	25.3	13.7
Forward contract for purchase of operating partnership units	170.3	—
Stock issuance costs	—	0.8
Debt issuance costs	3.1	—
Taxes on vesting of shares	0.7	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. holds a controlling interest in CyrusOne LP (the “operating partnership”) and the subsidiaries of the operating partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant data center properties. Our customers operate in a number of industries, including energy, oil and gas, mining, medical, technology, finance and consumer goods and services. We currently operate 27 data centers located in the United States, United Kingdom and Singapore.

2. Formation
Prior to November 20, 2012, CyrusOne was not an operative legal entity or a combination of legal entities.
On November 20, 2012, the operating partnership received a contribution of interests in real estate properties and the assumption of debt and other specified liabilities from CBI ("Predecessor") in exchange for the issuance of 123.7 million operating partnership units to CBI.
On January 24, 2013, CyrusOne Inc. completed its initial public offering (“IPO”) of common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriting discounts. At that time the operating partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million operating partnership units. In addition, CBI exchanged approximately 1.5 million of its operating partnership units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. CyrusOne Inc. also issued approximately 1.1 million shares of restricted stock to its directors and employees. In addition, on January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million, or 33.9%, of the operating partnership’s units for $337.1 million and through CyrusOne GP assumed the controlling interest in the operating partnership. CBI retained a noncontrolling interest in the operating partnership of 66.1%.
On June 25, 2014, CyrusOne Inc. completed a public offering of approximately 16.0 million shares of its common stock, including 2.1 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting discounts of $15.8 million, to acquire 16.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI.
On April 7, 2015, CyrusOne Inc. completed a public offering of approximately 14.3 million shares of its common stock, including approximately 1.9 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $31.12 per share, or $443.8 million. CyrusOne Inc. used the proceeds of $426.0 million, net of underwriting costs of $17.8 million, to acquire approximately 14.3 million common units of limited partnership interests in the operating partnership from two subsidiaries of CBI.
On April 28, 2015, CyrusOne LP entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provided for the acquisition of four data center facilities and two work area recovery facilities serving the New York metropolitan area through the acquisition of Cervalis Holdings LLC ("Cervalis") for approximately $400 million, excluding transaction related expenses. Simultaneously, CyrusOne Inc. obtained financing commitments from KeyBank to provide an unsecured $300 million bridge loan facility. Such commitments were terminated when the Company amended its Credit Agreement on June 22, 2015. See Note 6 below. The transaction closed on July 1, 2015. See Note 15 below.
On June 26, 2015, CyrusOne Inc. completed a public offering of approximately 13.0 million shares of its common stock, including 1.7 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $30.00 per share, or $389.9 million.
CyrusOne Inc. used $203 million of the total proceeds of $373.3 million, net of underwriting costs of $16.6 million, to finance the acquisition of Cervalis, to pay fees and expenses related to the Cervalis acquisition and for general corporate purposes. The balance of the purchase price was funded with proceeds from CyrusOne Inc.'s offering of 6.375% senior notes due 2022 and borrowings under its amended credit facility. See Note 15 below. In addition, CyrusOne used the remaining $170.3 million of the net proceeds from the offering to acquire approximately 6.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. The purchase of the partnership interests was completed on July 1, 2015.
As of June 30, 2015, and after giving effect to the April 2015 and June 2015 equity offerings and the use of proceeds therefrom, the total number of outstanding shares of common stock and operating partnership units was 72.6 million which reflects the purchase of the operating units on July 1. CBI held a 8.7% noncontrolling interest in the operating partnership. As of June 30, 2015, and after giving effect to the April 2015 and June 2015 equity offerings and use of proceeds therefrom, CBI owned approximately 11.3% of CyrusOne through its 2.6% interest in the outstanding shares of common stock of CyrusOne Inc. and its 8.7% interest in the common units of the limited partnership interest of CyrusOne LP that may be exchanged by CBI for common stock.

3. Basis of Presentation
The accompanying financial statements as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and June 30, 2014, are prepared on a consolidated basis.
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
It should also be noted that the results for the interim periods shown in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2015, and our results of operations for the three and six months ended June 30, 2015 and 2014. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2014.

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
Impairment exists when the Company's net book value of real estate assets is greater than the estimated fair value. For the six months ended June 30, 2015, we recognized impairments of $8.6 million related to the Austin 1 termination. There were no impairments recognized for the six months ended June 30, 2014.
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

Rent and Other Receivables—Receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 to 120 days. Unbilled receivables arise from services rendered but not yet billed. Expected credit losses associated with trade receivables are recorded as an allowance for uncollectible accounts. The allowance for uncollectible accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written-off and the associated allowance for uncollectible accounts is reduced. The Company has receivables with 1 customer that exceeds 10% of the Company’s outstanding accounts receivable balance at June 30, 2015 and December 31, 2014. In addition, our receivables include $8.2 million of receivables as of June 30, 2015 which has not been billed to the customer. The amount will be billed and payable in 36 monthly payments which started in April 2015 through March 2018. As of June 30, 2015, receivables were $57.4 million, and the allowance for uncollectible accounts was $1.1 million. The December 31, 2014 receivables were $61.9 million, and the allowance for uncollectible accounts was $1.0 million.
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
Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Estimated useful lives are periodically reviewed.
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
Transaction Costs—Transaction costs represent incremental legal, accounting and professional fees incurred in connection with the formation transactions, our qualification as a real estate investment trust, or REIT, and potential business combinations. Transaction costs are expensed as incurred and do not include any recurring costs from our ongoing operations.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2010, and we have no liabilities for uncertain tax positions as of June 30, 2015.
Comprehensive Loss—Comprehensive loss represents the change in net assets of a company from transactions and other events from non-owner sources. Comprehensive income loss comprises all components of net income and all components of other comprehensive income.
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

•
Time-Based, Performance and Market Based Awards - On February 10, 2015, the Company issued awards in the form of options and/or restricted stock to certain employees and officers of the Company. The stock options are time-based and vest annually on a pro-rata basis over three years. Twenty-five percent of the restricted stock is subject to time-based vesting and seventy-five percent of the restricted stock is subject to performance-based vesting. The time-based restricted stock will vest pro-rata annually over three years. The performance-based restricted stock will vest annually based upon the achievement of certain criteria for each year of the three-year measurement period. The first two years are capped at 100% of the target with a cumulative true-up in year three. The fair value of these awards was determined using the Black-Scholes or Monte-Carlo model which use assumptions such as volatility, risk-free interest rate, and expected term of the awards.

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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Recently Issued Accounting Standards—In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures which are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. This guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under the old standards. We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.

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
In January 2015, the FASB issued guidance eliminating from U.S. GAAP the concept of an extraordinary item. An entity is no longer required to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. This guidance does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

5. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	June 30, 2015			December 31, 2014
(amounts in millions)	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$110.5	$19.0	$0.9	$110.6	$12.7
Parkway Dr., Mason, OH (Mason)	—	20.2	0.9	—	20.2	0.9
Industrial Rd., Florence, KY (Florence)	2.2	41.4	3.0	2.2	41.4	3.0
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	0.1
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.8	—	49.2	3.7
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	0.1	—	2.5	0.1
Springer St., Lombard, IL (Lombard)	0.7	4.7	7.3	0.7	4.7	5.7
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.1	—	3.3	0.1
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	77.3	5.4	4.0	77.0	5.5
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	0.1	—	0.6	0.1
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	84.8	44.7	1.4	84.4	43.8
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	22.5	46.4	2.0	22.5	45.1
Westway Park Blvd., Houston, TX (Houston West 3)	18.4	3.9	0.9	18.4	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.6	15.5	—	68.6	15.0
E. Ben White Blvd., Austin, TX (Austin 1)	—	14.3	1.0	—	22.5	1.2
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	76.6	23.3	—	76.7	22.8
Marsh Lane, Carrollton, TX (Marsh Ln)	—	0.1	0.6	—	0.1	0.5
Midway Rd., Carrollton, TX (Midway)	—	2.0	0.4	—	2.0	0.4
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	52.6	101.3	16.1	51.6	85.3
Bryan St., Dallas, TX (Bryan St)	—	0.1	0.2	—	0.1	0.2
North Freeway, Houston, TX (Greenspoint)	—	—	—	—	1.3	—
South Ellis Street, Chandler, AZ (Phoenix 1)	14.8	57.1	44.7	14.8	56.4	43.9
South Ellis Street, Chandler, AZ (Phoenix 2)	—	16.5	37.3	—	13.2	21.8
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.1	32.5	4.6	32.1	32.4
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	7.0	—	—	7.0	—	—
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.2	4.3	2.0	23.2	4.0
Kestral Way (London)	—	33.1	0.7	—	32.7	0.7
Jurong East (Singapore)	—	8.8	0.1	—	9.0	0.1
Ridgetop Circle, Sterling, VA (Northern Virginia)	7.0	11.5	29.7	7.0	—	—
Metropolis Dr., Austin, TX (Austin 3)	8.0	—	—	8.0	—	—
Metropolis Dr. Austin, TX (Austin 4)	3.3	—	—	—	—	—
Total	$93.0	$824.2	$423.4	$89.7	$812.6	$349.1
Construction in progress was $125.8 million and $127.0 million as of June 30, 2015 and December 31, 2014, respectively. We continue to have high amounts of construction in progress as we continue to build data center facilities.
During 2015, we are continuing to invest in the development of real estate property. Our capital expenditures have included the development of additional square footage and power in our Phoenix 2, Houston West 3, Carrollton and Northern Virginia data centers, and the purchase of Austin 4 in February of 2015. The total purchase price of the Austin 4 facility was $17.3 million, of which $3.3 million was allocated to land and the remaining amount remains in construction in process as of June 30, 2015.
Impairment is recorded when the Company's net book value of real estate assets is greater than the estimated fair value. For the period ended June 30, 2015, we recognized an impairment of $8.6 million related to the exit of Austin 1, which is a

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

leased facility. The effective date of our lease termination is March 31, 2016. The decrease in fair value results from the various assets that we will no longer be able to use once we exit this facility.

6. Debt and Other Financing Arrangements
Debt and other financing arrangements presented in the accompanying consolidated financial statements consist of the following:

(amounts in millions)	June 30, 2015	December 31, 2014
Revolving credit facility	$205.0	$135.0
Term loan	150.0	150.0
6.375% senior notes due 2022	374.8	374.8
Long-term debt	729.8	659.8
Capital lease obligations	12.1	13.4
Other financing arrangements	52.8	53.4
Total	$794.7	$726.6
Revolving Credit Agreement— On October 9, 2014, CyrusOne LP entered into a new Credit Agreement which provides for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's former $225 million secured credit facility, and a $150 million senior unsecured term loan. The revolving credit facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to October 2019. The term loan is scheduled to mature in October 2019. The revolving credit facility currently bears interest at a rate per annum equal to LIBOR plus 1.70% and the term loan currently bears interest at a rate per annum equal to LIBOR plus 1.65%. The Credit Agreement governing the revolving credit facility and the term loan originally contained an accordion feature that allowed CyrusOne LP to increase the aggregate commitment by up to $300 million.
On June 22, 2015, CyrusOne entered into an amendment to the Credit Agreement and other loan documents governing its senior unsecured revolving credit facility and senior unsecured term loan facility. The amendment increased the size of the Credit Agreement's accordion feature, which gave the operating partnership the ability to request an increase in the total commitment under the Credit Agreement, from $300 million to $600 million. Immediately after entering into the amendment, the operating partnership exercised $350 million of this accordion feature and obtained commitments to increase the total commitment under the Credit Agreement from $600 million to $950 million, comprised of $650 million of commitments under the revolving credit facility and $300 million under the term loan.
As of June 30, 2015 there were borrowings of $205 million under the revolving credit facility and $150 million under the term loan. As of December 31, 2014 there were borrowings of $135 million under the revolving credit facility and $150 million under the term loan.
On July 1, 2015, CyrusOne borrowed an additional $150 million under the term loan which was used to partially finance the acquisition of Cervalis. After giving effect to the additional borrowing on July 1, 2015, the Company had borrowings of $205 million under the $650 million revolving credit facility and $300 million under the $300 million term loan facility. The Credit Agreement governing the revolving credit facility and the term loan currently contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $250 million. See Note 15 below.
We pay commitment fees for the unused amount of borrowings on the revolving credit facility and term loan and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the Credit Agreement were $0.1 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively. Commitment fees related to the Credit Agreement were $0.3 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.
Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate four data center facilities recognized as capital leases. We have options to extend the initial lease term on all these leases and options to purchase the facility for one of these leases. Interest expense on capital lease obligations was $1.3 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively. Interest expense on capital lease obligations was $2.7 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively.

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
In November and December of 2014, we repurchased a portion of our 6.375% senior notes with an aggregate face value of $150.2 million for a purchase price of $163 million, including accrued interest. This resulted in a loss on extinguishment of debt of $12.8 million. As of June 30, 2015, the outstanding balance on our 6.375% senior notes was $374.8 million.
On July 1, 2015, CyrusOne LP and CyrusOne Finance Corp. closed a private offering of $100 million aggregate principal amount of their 6.375% senior notes due 2022 (the "New Notes"). The New Notes were issued as additional notes under the Indenture dated November 20, 2012 as supplemented by the first supplemental indenture dated July 1, 2015. The New Notes have terms substantially identical to those of the 6.375% senior notes issued in November 2012 and are guaranteed by CyrusOne Inc., CyrusOne GP and certain of the operating partnership's existing and future domestic subsidiaries. The issuers of the notes entered into a registration rights agreement which requires them, at their cost, to use commercially reasonably efforts to file and cause to become effective a registration statement within 180 days of July 1, 2015, to be used in connection with the exchange of the New Notes for freely tradable notes with substantially identical terms in all material respects to the New Notes (which exchange must be completed on or prior to the 30th day after such registration statement is declared effective). The Company used the net proceeds from the offering of the New Notes to finance, in part, the operating partnership's acquisition of Cervalis, and to pay fees and expenses related to the acquisition. See Note 15 below.
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
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the revolving credit facility and term loan and 6.375% senior notes due 2022. As of June 30, 2015 and 2014, deferred financing costs totaled $17.2 million and $12.4 million, respectively. Deferred financing costs related to the senior notes are amortized using the effective interest method over the term of the related indebtedness. Deferred financing costs related to the revolving credit facility and term loan are amortized using the straight-line method. Amortization of deferred financing costs, included in interest expense in the consolidated statements of operations totaled $0.7 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively. Amortization of deferred financing costs totaled $1.4 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.
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
Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the Credit Agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our Funds From Operations ("FFO"), as defined in the Credit Agreement, for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.
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
As of June 30, 2015, we believe we were in compliance with all covenants.

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
The carrying value and fair value of other financial instruments are as follows:

	June 30, 2015		December 31, 2014
(amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% senior notes due 2022	$374.8	$388.9	$374.8	$402.0
Revolving credit facility and term loan	355.0	355.0	285.0	285.0
Related party forward contract	170.3	170.3	—	—
Other financing arrangements	52.8	57.8	53.4	63.1
The fair value of our senior notes as of June 30, 2015 and December 31, 2014 was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the revolving credit facility and term loan was based on par value as of June 30, 2015. The fair value of the related party forward contract was based on par value as of June 30, 2015 due to its short duration. The fair value of other financing arrangements at June 30, 2015 and December 31, 2014, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.

8. Noncontrolling Interest - Operating Partnership
The noncontrolling interest represents the limited partnership interest in the operating partnership held by CBI.
The following table shows the ownership interests as of June 30, 2015 and 2014, and the portion of net loss and distributions for the six months ended June 30, 2015 and 2014 and after giving effect to the April 2015 and June 2015 equity offerings:

(amounts in millions, except per unit amount)	June 30, 2015		June 30, 2014
	The Company	CBI	The Company	CBI
Operating partnership units	66.3	6.3	38.7	26.6
Ownership %	91.3%	8.7%	59.2%	40.8%
Portion of net (loss) income	(9.8)	(3.9)	(0.9)	(2.0)
Distributions	(33.2)	(12.3)	(12.9)	(14.5)
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
As stock is issued by CyrusOne Inc., CBI's ownership percentage will change. CyrusOne Inc. has issued shares in conjunction with the LTIP discussed in Note 10. Furthermore, on June 25, 2014, CyrusOne Inc. completed a public offering of 16.0 million shares of its common stock, including 2.1 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting discounts of $15.8 million, to acquire 16 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. As a result, the Company's noncontrolling interest decreased by $166.9 million and CBI's ownership decreased to 40.8% as of June 30, 2014. In addition, the Company's additional paid in capital decreased by$412.2 million and $189 million as of June 30, 2015 and 2014, respectively. This represents the difference between the proceeds and the noncontrolling interest redeemed by CBI.
On April 7, 2015, CyrusOne Inc. completed a public offering of approximately 14.3 million shares of its common stock, including approximately 1.9 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $31.12 per share, or $443.8 million. CyrusOne Inc. used the proceeds

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

of $426.0 million, net of underwriting costs of $17.8 million, to acquire approximately 14.3 million common units of limited partnership interests in the operating partnership from two subsidiaries of CBI.
On June 26, 2015, CyrusOne Inc. completed a public offering of approximately 13.0 million shares of its common stock, including approximately 1.7 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $30.00 per share, or $389.9 million.
CyrusOne Inc. used $203 million of the total proceeds of $373.3 million, net of underwriting costs of $16.6 million, to finance the acquisition of Cervalis, to pay fees and expenses related to the Cervalis acquisition and for general corporate purposes. The balance of the purchase price was funded with proceeds from CyrusOne Inc.'s offering of 6.375% senior notes due 2022 and borrowings under its amended credit facility. See Note 15 below. In addition, CyrusOne used the remaining $170.3 million of the net proceeds from the offering to acquire approximately 6.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. The purchase of the partnership interests was completed on July 1, 2015.
As of June 30, 2015, and after giving effect to the April 2015 and June 2015 equity offerings and the use of proceeds therefrom, the total number of outstanding shares of common stock and operating partnership units was approximately 72.6 million which reflects the purchase of the operating units on July 1. CBI held a 8.7% noncontrolling interest in the operating partnership. As of June 30, 2015, and after giving effect to the April 2015 and June 2015 equity offerings and use of proceeds therefrom, CBI owned approximately 11.3% of CyrusOne through its 2.6% interest in the outstanding shares of common stock of CyrusOne Inc. and its 8.7% interest in the common units of the limited partnership interest of CyrusOne LP that may be exchanged by CBI for common stock.
After giving effect to the forward contract on July 1, 2015, the redemption value of the remaining noncontrolling interests, was approximately $186.9 million based on the closing price of our stock of $29.45 on June 30, 2015.
9. Dividends
On May 7, 2015, we announced a regular cash dividend of $0.315 per common share payable to shareholders of record at the close of business on June 26, 2015. In addition, holders of operating partnership units received a distribution of $0.315 per unit. The dividends and distributions were paid on July 15, 2015.
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
Time-Based Awards
The Company issued approximately 1 million time-based restricted shares to its employees, officers and directors in conjunction with the IPO. These restricted shares generally vest over three years. The per share grant date price was $19.00. These restricted shares also earn non-forfeitable dividends throughout the vesting period. In addition, from time to time, new employees and directors have been issued restricted shares. These restricted shares are issued at a price equal to the share price on the grant date. The board also issued new time-based options and time-based restricted stock to certain of its employees and directors in February 2015.
The Company recognized stock-based compensation expense of approximately $1.8 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively. The Company recognized stock-based compensation expense of approximately $3.4 million and $3.1 million for the six months ended June 30, 2015 and 2014, respectively. In addition, the Company had unrecognized compensation expense of approximately $5.9 million as of June 30, 2015. This expense will be recognized over the remaining vesting period, or approximately 0.8 years.

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
The Company recognized stock-based compensation expense related to the April 2013 grant of approximately $0.2 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively. The Company recognized stock-based compensation expense related to the April 2013 grant of approximately $0.4 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. In addition, the Company had unrecognized compensation expense of approximately $0.4 million as of June 30, 2015. This expense will be recognized over the remaining vesting period, or approximately 0.8 years.
The performance criteria are based on achieving both an EBITDA and a relative stockholder return target by the end of the three-year period. The Company is recording a compensation charge based on achieving 60% of the EBITDA target and 100% of the relative return target.
On February 7, 2014, the Company approved grants of performance-based restricted stock under the LTIP. These awards generally vest over three years upon the achievement of certain performance-based objectives. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense related to the February 2014 grant of approximately $0.5 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively. The Company recognized stock-based compensation expense related to the February 2014 grant of approximately $1.1 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. In addition, the Company had unrecognized compensation expense of approximately $2.8 million as of June 30, 2015. This expense will be recognized over the remaining vesting period, or approximately 1.4 years.
The performance criteria is based on achieving both an EBITDA and a relative return target by the end of the three-year period. The Company is recording a compensation charge based on achieving 86% of the EBITDA target and 100% of the relative return target.
On February 10, 2015, the Company approved grants of performance-based restricted stock under the LTIP. The performance-based restricted stock will vest annually based upon the achievement of certain criteria for each year of a three-year measurement period. Fifty percent of the awards is subject to performance measurement criteria based on achieving a targeted return on assets and the other fifty percent of the awards is subject to performance measurement criteria based on achieving total stockholder return on CyrusOne common stock on a cumulative basis that meets or exceeds the return of the MSCI REIT Index. The first two years are capped at 100% of the target with a cumulative true-up in year three, and a maximum of 200% of the target awards may be earned. These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved.
The Company recognized stock-based compensation expense related to the February 2015 grant of approximately $0.7 million and $1.1 million for the three and six months ended June 30, 2015, respectively. In addition, the Company had unrecognized compensation expense of approximately $4.3 million as of June 30, 2015. This expense will be recognized over the remaining vesting period, or approximately 1.5 years.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

11. Loss per Share
Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. In addition, net loss applicable to participating securities and the related participating securities are excluded from the computation of basic loss per share.
Diluted loss per share is calculated using the weighted average number of shares of common stock outstanding during the period, including restricted stock outstanding. If there is net income during the period, the dilutive impact of common stock equivalents outstanding would also be reflected.
The following table reflects the computation of basic and diluted net loss per share for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
(amounts and shares in millions, except per share amount)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net loss attributed to common shareholders	$(5.5)	$(5.5)	$(1.1)	$(1.1)	$(9.8)	$(9.8)	$(0.9)	$(0.9)
Less: Restricted stock dividends	(0.3)	(0.3)	(0.2)	(0.2)	(0.5)	(0.5)	(0.4)	(0.4)
Net loss available to shareholders	$(5.8)	$(5.8)	$(1.3)	$(1.3)	$(10.3)	$(10.3)	$(1.3)	$(1.3)
Denominator:
Weighted average common outstanding-basic	51.1	51.1	21.7	21.7	44.1	44.1	21.3	21.3
Performance-based restricted stock(1)(2)		—		—		—		—
Convertible securities(1)(2)		—		—		—		—
Weighted average shares outstanding-diluted		51.1		21.7		44.1		21.3
EPS:
Net loss per share-basic	$(0.11)		$(0.06)		$(0.23)		$(0.06)
Effect of dilutive shares:
Net loss per share-diluted		$(0.11)		$(0.06)		$(0.23)		$(0.06)
 (1) We have excluded 1.1 million shares of restricted stock, and 19.7 million of operating partnership units which are securities that are convertible into our common stock, from our diluted earnings per share as of June 30, 2015, as these securities were deemed anti-dilutive.
 (2) We have excluded 0.8 million shares of restricted stock, and 42.1 million of operating partnership units which are securities that are convertible into our common stock, from our diluted earnings per share as of June 30, 2014, as these securities were deemed anti-dilutive.

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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

The following related party transactions are based on agreements and arrangements that were in place during the respective periods. Revenues and expenses for the periods presented were as follows:

(amounts in millions)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenue:
Data center colocation agreement provided to CBT and CBTS	$2.0	$1.5	3.8	$3.0
229 West 7th Street lease provided to CBT	0.5	0.5	0.9	1.0
Goldcoast Drive/Parkway (Mason) lease	0.1	0.1	0.2	0.2
Transition services provided to CBTS (network interfaces)	0.1	0.1	0.1	0.2
Data center leases provided to CBTS	3.1	3.6	6.2	7.2
Total revenue	$5.8	$5.8	11.2	$11.6

Operating costs and expenses:
Transition services agreement by CBTS	$0.1	$0.3	$0.3	$0.6
Charges for services provided by CBT (connectivity)	0.3	0.2	0.5	0.5
209 West 7th Street rent provided by CBT	—	0.1	0.1	0.1
Total operating costs and expenses	$0.4	$0.6	0.9	$1.2
As of June 30, 2015 and December 31, 2014, the amounts receivable from and payable to CBI were as follows:

	As of	As of
(amounts in millions)	June 30, 2015	December 31, 2014

Accounts receivable from CBI	$1.7	$0.8

Forward contract for purchase of operating partnership units[1]	$170.3	$—
Accounts payable	0.7	1.7
Dividends/distributions payable	3.9	5.6
Accounts payable	$174.9	$7.3
The dividends/distributions payable as of June 30, 2015, reflect the balance due to subsidiaries of CBI related to the dividend and distribution announced on May 7, 2015, of $0.315 per share and operating partnership unit, based on CBI's ownership of common shares of CyrusOne Inc. and operating partnership units of CyrusOne LP as of the Record Date of June 26, 2015.
1 - Refers to the purchase agreement entered into on June 23, 2015 between CyrusOne Inc. and a subsidiary of CBI, in which CyrusOne Inc. agreed to use a portion of the net proceeds from the June 2015 equity offering to acquire from that subsidiary of CBI 4.3 million (or 5.995 million, if the underwriters exercised their option to purchase additional shares of CyrusOne Inc. common stock in full) common units of limited partnership interests in the operating partnership. On July 1, 2015, CyrusOne Inc. consummated the acquisition of 5.995 million common units of limited partnership interest for $28.41 per unit.

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
We have elected to designate two subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at federal and state corporate rates. While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state, and local income taxes in the locations in which we conduct business. Income tax expense was

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

$0.4 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively. Income tax expense was $0.8 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively.
In conjunction with the Company’s tax sharing arrangement with CBI, CBI may be required to file Texas margin tax returns on a consolidated, combined or unitary basis with the Company for any given year. If such return is prepared by CBI on a combined or consolidated basis to include the Company, the related Texas margin tax of the Company will be paid by CBI. The Company will then reimburse CBI for its portion of the related Texas margin tax. The Texas margin tax payable was $0.7 million as of June 30, 2015 and $1.7 million as of December 31, 2014. Effective June 26, 2014, CBI’s ownership percentage in the operating partnership was reduced to below 50 percent. As a result, the Company files its own Texas margin tax return and therefore, reimbursements to CBI by the Company are no longer necessary.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, the net domestic and foreign deferred tax assets were zero.

14. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $374.8 million aggregate principal amount of senior notes outstanding at June 30, 2015. As of June 30, 2015, the senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the senior notes. Subject to the provisions of the indenture governing the senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
As of June 30, 2015, the following provides information regarding the entity structure of each guarantor of the senior notes:
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
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

the Non-Guarantors. As of June 30, 2015, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the six months ended June 30, 2015 and 2014.
As of June 30, 2015, the Non-Guarantors consist of 100% owned subsidiaries, which conduct operations in the United Kingdom and Singapore.
The following schedules present the balance sheets as of June 30, 2015 and December 31, 2014, and the statements of operations for the three and six months ended June 30, 2015 and June 30, 2014, and the statements of cash flows for the six months ended June 30, 2015 and June 30, 2014 for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors.
In our cash flow statement, the "Investment in and loans to subsidiaries" includes funding activities between the various entities. The June 30, 2015 guarantors cash flows and cash balance includes $170.3 million of funds that will be transferred to the parent entity on July 1, 2015 to pay for its obligation to purchase partnership units from subsidiaries of CBI.
On July 2, 2015, following the completion of the Cervalis acquisition, Cervalis and its wholly owned subsidiary, Cervalis LLC (together with Cervalis, the "Cervalis Subsidiaries") agreed to provide unconditional guarantees of the issuers’ obligations under the senior notes. The guarantee of each Cervalis Subsidiary is (i) a senior unsecured obligation of such Cervalis Subsidiary, (ii) pari passu in right of payment with any existing and future unsecured senior indebtedness of such Cervalis Subsidiary, (iii) senior in right of payment to any future subordinated indebtedness of such Cervalis Subsidiary and (iv) effectively subordinated in right of payment to all existing and future secured indebtedness of such Cervalis Subsidiary, to the extent of the value of the collateral securing that indebtedness.
(1) - For the three and six months ended June 30, 2014, the Company revised its Guarantor Condensed Consolidated Balance Sheets, Condensed Consolidating Statements of Income, and Condensed Consolidating Statements of Cash Flows to correct an immaterial error in the prior periods. Previously, the Investment in Subsidiaries and Equity Loss related to Investment in Subsidiaries reported by the Parent Guarantors included amounts related to noncontrolling interests. Those noncontrolling interest amounts are now reported in the Eliminations/Consolidations column. The impact of those changes was to (a) reduce the equity loss related to investment in subsidiaries and noncontrolling interest in net loss for the Parent Guarantor by $2.5 million and $2.0 million for the three and six months ended June 30, 2014, respectively; and (b) reduce the dividends paid by the Parent Guarantor and return on investment by $15.7 million in the Statement of Cash Flows for the period ended June 30, 2014. These errors had no effect on the consolidated financials of either CyrusOne Inc. or CyrusOne LP and is not material to the consolidated financial statements taken as a whole.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Balance Sheets

	As of June 30, 2015
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$93.0	$—	$—	$93.0
Buildings and improvements	—	—	—	—	782.3	41.9	—	824.2
Equipment	—	—	—	—	420.4	0.8	2.2	423.4
Construction in progress	—	—	—	—	124.4	—	1.4	125.8
Subtotal	—	—	—	—	1,420.1	42.7	3.6	1,466.4
Accumulated depreciation	—	—	—	—	(366.7)	(8.7)	—	(375.4)
Net investment in real estate	—	—	—	—	1,053.4	34.0	3.6	1,091.0
Cash and cash equivalents	—	—	—	—	408.7	4.8	—	413.5
Investment in subsidiaries	806.1	8.6	690.7	—	2.6	—	(1,508.0)	—
Rent and other receivables	—	—	—	—	55.1	1.2	—	56.3
Intercompany receivable	170.3	—	1,083.8	—	—	—	(1,254.1)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	61.6	—	—	61.6
Due from affiliates	—	—	—	—	1.7	—	—	1.7
Other assets	—	—	17.0	—	71.1	3.3	—	91.4
Total assets	$976.4	$8.6	$1,791.5	$—	$1,930.4	$43.3	$(2,758.5)	$1,991.7
Accounts payable and accrued expenses	$—	$—	$25.5	$—	$63.9	$0.6	$—	$90.0
Deferred revenue	—	—	—	—	65.9	0.6	—	66.5
Intercompany payable	—	—	170.3	—	1,083.8	—	(1,254.1)	—
Due to affiliates	170.3	—	3.9	—	0.7	—	—	174.9
Capital lease obligations	—	—	—	—	5.4	6.7	—	12.1
Long-term debt	—	—	729.8	—	—	—	—	729.8
Other financing arrangements	—	—	—	—	20.0	32.8	—	52.8
Total liabilities	170.3	—	929.5	—	1,239.7	40.7	(1,254.1)	1,126.1
Total shareholders' equity	806.1	8.6	862.0	—	690.7	2.6	(1,560.3)	809.7
Noncontrolling interest	—	—	—	—	—	—	55.9	55.9
Total equity	806.1	8.6	862.0	—	690.7	2.6	(1,504.4)	865.6
Total liabilities and equity	$976.4	$8.6	$1,791.5	$—	$1,930.4	$43.3	$(2,758.5)	$1,991.7

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

	As of December 31, 2014
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	—	—	770.9	41.7	—	812.6
Equipment	—	—	—	—	348.3	0.8	—	349.1
Construction in progress	—	—	—	—	124.8	—	2.2	127.0
Subtotal	—	—	—	—	1,333.7	42.5	2.2	1,378.4
Accumulated depreciation	—	—	—	—	(319.7)	(7.3)	—	(327.0)
Net investment in real estate	—	—	—	—	1,014.0	35.2	2.2	1,051.4
Cash and cash equivalents	—	—	—	—	33.5	3.0	—	36.5
Investment in subsidiaries	458.5	7.1	734.3	—	3.6	—	(1,203.5)	—
Rent and other receivables	—	—	—	—	57.9	3.0	—	60.9
Intercompany receivable	—	—	642.9	—	—	—	(642.9)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	68.9	—	—	68.9
Due from affiliates	—	—	—	—	0.8	—	—	0.8
Other assets	—	—	15.5	—	73.1	3.2	—	91.8
Total assets	$458.5	$7.1	$1,392.7	$—	$1,528.0	$44.4	$(1,844.2)	$1,586.5
Accounts payable and accrued expenses	$—	$—	$12.5	$—	$56.9	$0.5	$—	$69.9
Deferred revenue	—	—	—	—	65.1	0.6	—	65.7
Intercompany payable	—	—	—	—	642.9	—	(642.9)	—
Due to affiliates	—	—	5.6	—	1.7	—	—	7.3
Capital lease obligations	—	—	—	—	6.2	7.2	—	13.4
Long-term debt	—	—	659.8	—	—	—	—	659.8
Other financing arrangements	—	—	—	—	20.9	32.5	—	53.4
Total liabilities	—	—	677.9	—	793.7	40.8	(642.9)	869.5
Total shareholders' equity	458.5	7.1	714.8	—	734.3	3.6	(1,457.6)	460.7
Noncontrolling interest	—	—	—	—	—	—	256.3	256.3
Total equity	458.5	7.1	714.8	—	734.3	3.6	(1,201.3)	717.0
Total liabilities and equity	$458.5	$7.1	$1,392.7	$—	$1,528.0	$44.4	$(1,844.2)	$1,586.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2015
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$87.8	$1.3	$—	$89.1
Costs and expenses:
Property operating expenses	—	—	—	—	32.1	0.7	—	32.8
Sales and marketing	—	—	—	—	2.7	0.1	—	2.8
General and administrative	—	—	—	—	10.1	(0.2)	—	9.9
Depreciation and amortization	—	—	—	—	30.7	0.7	—	31.4
Transaction costs	—	—	—	—	9.6	—	—	9.6
Asset impairments	—	—	—	—	—	—	—	—
Total costs and expenses	—	—	—	—	85.2	1.3	—	86.5
Operating income (loss)	—	—	—	—	2.6	—	—	2.6
Interest expense	—	—	8.6	—	—	0.8	(0.7)	8.7
Income (loss) before income taxes	—	—	(8.6)	—	2.6	(0.8)	0.7	(6.1)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity earnings (loss) related to investment in subsidiaries	(6.2)	(0.1)	1.4	—	(0.8)	—	5.7	—
Net income (loss)	(6.2)	(0.1)	(7.2)	—	1.4	(0.8)	6.4	(6.5)
Noncontrolling interest in net loss	—	—	—	—	—	—	(1.0)	(1.0)
Net income (loss) attributed to common shareholders	$(6.2)	$(0.1)	$(7.2)	$—	$1.4	$(0.8)	$7.4	$(5.5)

	Three Months Ended June 30, 2014
(amounts in millions)	Parent Guarantor (1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations(1)	Total
Revenue	$—	$—	$—	$—	$80.4	$1.3	$—	$81.7
Costs and expenses:
Property operating expenses	—	—	—	—	31.2	0.6	—	31.8
Sales and marketing	—	—	—	—	3.4	0.1	—	3.5
General and administrative	—	—	—	—	8.4	—	—	8.4
Depreciation and amortization	—	—	—	—	29.1	0.7	—	29.8
Transaction costs	—	—	—	—	0.8	—	—	0.8
Total costs and expenses	—	—	—	—	72.9	1.4	—	74.3
Operating income (loss)	—	—	—	—	7.5	(0.1)	—	7.4
Interest expense	—	—	9.7	—	0.1	0.9	—	10.7
Income (loss) before income taxes	—	—	(9.7)	—	7.4	(1.0)	—	(3.3)
Income tax expense	—	—	—	—	(0.3)	—	—	(0.3)
Equity earnings (loss) related to investment in subsidiaries	(3.6)	—	6.1	—	(1.0)	—	(1.5)	—
Net income (loss)	(3.6)	—	(3.6)	—	6.1	(1.0)	(1.5)	(3.6)
Noncontrolling interest in net loss	—	—	—	—	—	—	(2.5)	(2.5)
Net income (loss) attributed to common shareholders	$(3.6)	$—	$(3.6)	$—	$6.1	$(1.0)	$1.0	$(1.1)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2015
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$—	$—	$172.2	$2.6	$—	$174.8
Costs and expenses:
Property operating expenses	—	—	—	—	63.8	1.3	—	65.1
Sales and marketing	—	—	—	—	5.6	0.1	—	5.7
General and administrative	—	—	—	—	19.1	(0.1)	—	19.0
Depreciation and amortization	—	—	—	—	61.2	1.3	—	62.5
Transaction costs	—	—	—	—	9.7	—	—	9.7
Asset impairments	—	—	—	—	8.6	—	—	8.6
Total costs and expenses	—	—	—	—	168.0	2.6	—	170.6
Operating income (loss)	—	—	—	—	4.2	—	—	4.2
Interest expense	—	—	16.9	—	—	1.6	(1.4)	17.1
Income (loss) before income taxes	—	—	(16.9)	—	4.2	(1.6)	1.4	(12.9)
Income tax expense	—	—	—	—	(0.8)	—	—	(0.8)
Equity earnings (loss) related to investment in subsidiaries	(11.2)	(0.2)	1.8	—	(1.6)	—	11.2	—
Net income (loss)	(11.2)	(0.2)	(15.1)	—	1.8	(1.6)	12.6	(13.7)
Noncontrolling interest in net loss	—	—	—	—	—	—	(3.9)	(3.9)
Net income (loss) attributed to common shareholders	$(11.2)	$(0.2)	$(15.1)	$—	$1.8	$(1.6)	$16.5	$(9.8)

	Six Months Ended June 30, 2014
(amounts in millions)	Parent Guarantor (1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations(1)	Total
Revenue	$—	$—	$—	$—	$156.6	$2.6	$—	$159.2
Costs and expenses:
Property operating expenses	—	—	—	—	58.3	1.2	—	59.5
Sales and marketing	—	—	—	—	6.4	0.1	—	6.5
General and administrative	—	—	—	—	15.6	0.1	—	15.7
Depreciation and amortization	—	—	—	—	55.9	1.5	—	57.4
Transaction costs	—	—	—	—	0.9	—	—	0.9
Total costs and expenses	—	—	—	—	137.1	2.9	—	140.0
Operating income (loss)	—	—	—	—	19.5	(0.3)	—	19.2
Interest expense	—	—	19.3	—	0.3	1.8	—	21.4
Income (loss) before income taxes	—	—	(19.3)	—	19.2	(2.1)	—	(2.2)
Income tax expense	—	—	—	—	(0.7)	—	—	(0.7)
Equity earnings (loss) related to investment in subsidiaries	(0.9)	—	16.4	—	(2.1)	—	(13.4)	—
Net income (loss)	(0.9)	—	(2.9)	—	16.4	(2.1)	(13.4)	(2.9)
Noncontrolling interest in net loss	—	—	—	—	—	—	(2.0)	(2.0)
Net income (loss) attributed to common shareholders	$(0.9)	$—	$(2.9)	$—	$16.4	$(2.1)	$(11.4)	$(0.9)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2015
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(11.2)	$(0.2)	(15.1)	$—	$1.8	$(1.6)	$12.6	$(13.7)
Equity income (loss) related to investment in subsidiaries	11.2	0.2	(1.8)	—	1.6	—	(11.2)	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	61.2	1.3	—	62.5
Noncash interest expense	—	—	1.4	—	—	—	—	1.4
Stock-based compensation expense	—	—	—	—	6.2	—	—	6.2
Provision for bad debt write off	—	—	—	—	0.2	—	—	0.2
Asset impairments	—	—	—	—	8.6	—	—	8.6
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(2.9)	—	(6.6)	1.7	—	(7.8)
Accounts payable and accrued expenses	—	—	13.0	—	(7.7)	0.1	—	5.4
Deferred revenues	—	—	—	—	0.8	—	—	0.8
Advances to affiliates	—	—	—	—	(1.9)	—	—	(1.9)
Net cash provided by (used in) operating activities	—	—	(5.4)	—	64.2	1.5	1.4	61.7
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(17.3)	—	—	(17.3)
Capital expenditures - other development	—	—	—	—	(74.4)	0.2	—	(74.2)
Investment in and loans to subsidiaries	(373.3)	—	—	—	373.3	—	—	—
Return of investment	26.0	(2.0)	39.2	—	(5.2)	—	(58.0)	—
Intercompany contributions/distributions	—	—	(70.0)	—	—	—	70.0	—
Net cash provided by (used in) investing activities	(347.3)	(2.0)	(30.8)	—	276.4	0.2	12.0	(91.5)
Cash flows from financing activities:
Issuance of common stock	799.3	—	—	—	—	—	—	799.3
Acquisition of operating partnership units	(426.0)	—	—	—	—	—	—	(426.0)
Stock issuance costs	(0.6)	—	—	—	—	—	—	(0.6)
Dividends paid	(25.4)	—	(33.8)	—	(33.8)	—	59.2	(33.8)
Intercompany borrowings	—	—	—	—	70.0	—	(70.0)	—
Borrowings from revolving credit agreement	—	—	70.0	—	—	—	—	70.0
Payments on capital leases and other financing arrangements	—	—	—	—	(1.6)	(0.5)	—	(2.1)
Contributions/distributions from parent	—	2.0	—	—	—	0.6	(2.6)	—
Net cash provided by (used in) financing activities	347.3	2.0	36.2	—	34.6	0.1	(13.4)	406.8
Net increase in cash and cash equivalents	—	—	—	—	375.2	1.8	—	377.0
Cash and cash equivalents at beginning of period	—	—	—	—	33.5	3.0	—	36.5
Cash and cash equivalents at end of period	$—	$—	$—	$—	$408.7	$4.8	$—	$413.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

	Six Months Ended June 30, 2014
(amounts in millions)	Parent Guarantor (1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations(1)	Total
Cash flows from operating activities:
Net (loss) income	$(0.9)	$—	$(2.9)	$—	$16.4	$(2.1)	$(13.4)	$(2.9)
Equity earnings (loss) related to investment in subsidiaries	0.9	—	(16.4)	—	2.1	—	13.4	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	55.9	1.5	—	57.4
Noncash interest expense	—	—	1.8	—	—	—	—	1.8
Stock-based compensation expense	—	—	—	—	5.0	—	—	5.0
Provision for doubtful accounts	—	—	—	—	0.6	—	—	0.6
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(0.1)	—	(29.7)	(1.6)	—	(31.4)
Accounts payable and accrued expenses	—	—	4.8	—	(2.8)	0.5	—	2.5
Deferred revenues	—	—	—	—	11.2	(0.4)	—	10.8
Due to affiliates	—	—	—	—	0.2	—	—	0.2
Net cash (used in) provided by operating activities	—	—	(12.8)	—	58.9	(2.1)	—	44.0
Cash flows from investing activities:
Capital expenditures - other development	—	—	—	—	(116.8)	—	—	(116.8)
Intercompany borrowings	—	—	—	—	0.2	(0.2)	—	—
Return of investment	8.8	—	37.3	—	(13.3)	—	(32.8)	—
Net cash provided by (used in) investing activities	8.8	—	37.3	—	(129.9)	(0.2)	(32.8)	(116.8)
Cash flows from financing activities:
Issuance of common stock	355.9	—	—	—	—	—	—	355.9
Stock issuance costs	(0.5)	—	—	—	—	—	—	(0.5)
Acquisition of partnership units	(355.9)	—	—	—	—	—	—	(355.9)
Dividends paid	(8.3)	—	(24.0)	—	(24.0)	—	32.3	(24.0)
Payments on capital leases and other financing arrangements	—	—	—	—	(1.9)	(0.3)	—	(2.2)
Contributions (distributions) from parent guarantor	—	—	(0.5)	—	(5.1)	5.1	0.5	—
Net cash (used in) provided by financing activities	(8.8)	—	(24.5)	—	(31.0)	4.8	32.8	(26.7)
Net (decrease) increase in cash and cash equivalents	—	—	—	—	(102.0)	2.5	—	(99.5)
Cash and cash equivalents at beginning of period	—	—	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$—	$—	$44.8	$4.5	$—	$49.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

CyrusOne LP
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $374.8 million aggregate principal amount of senior notes outstanding at June 30, 2015. As of June 30, 2015, the senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the senior notes. Subject to the provisions of the indenture governing the senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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

As of June 30, 2015, the following provides information regarding the entity structure of each guarantor of the senior notes:
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
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. As of June 30, 2015, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the six months ended June 30, 2015 and 2014.
As of June 30, 2015, the Non-Guarantors consist of 100% owned subsidiaries, which conduct operations in the United Kingdom and Singapore.
The following schedules present the balance sheets as of June 30, 2015 and December 31, 2014, and the statements of operations for the three and six months ended June 30, 2015 and June 30, 2014, and the statements of cash flows for the six months ended June 30, 2015 and June 30, 2014 for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors.
On July 2, 2015, following the completion of the Cervalis acquisition, Cervalis and its wholly owned subsidiary, Cervalis LLC (together with Cervalis, the "Cervalis Subsidiaries") agreed to provide unconditional guarantees of the issuers’ obligations under the senior notes. The guarantee of each Cervalis Subsidiary is (i) a senior unsecured obligation of such Cervalis Subsidiary, (ii) pari passu in right of payment with any existing and future unsecured senior indebtedness of such Cervalis Subsidiary, (iii) senior in right of payment to any future subordinated indebtedness of such Cervalis Subsidiary and (iv) effectively subordinated in right of payment to all existing and future secured indebtedness of such Cervalis Subsidiary, to the extent of the value of the collateral securing that indebtedness.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Balance Sheets

	As of June 30, 2015
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$93.0	$—	$—	$93.0
Buildings and improvements	—	—	782.3	41.9	—	824.2
Equipment	—	—	420.4	0.8	2.2	423.4
Construction in progress	—	—	124.4	—	1.4	125.8
Subtotal	—	—	1,420.1	42.7	3.6	1,466.4
Accumulated depreciation	—	—	(366.7)	(8.7)	—	(375.4)
Net investment in real estate	—	—	1,053.4	34.0	3.6	1,091.0
Cash and cash equivalents	—	—	408.7	4.8	—	413.5
Investment in subsidiaries	690.7	—	2.6	—	(693.3)	—
Rent and other receivables	—	—	55.1	1.2	—	56.3
Intercompany receivable	1,083.8	—	—	—	(1,083.8)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	61.6	—	—	61.6
Due from affiliates	—	—	1.7	—	—	1.7
Other assets	17.0	—	71.1	3.3	—	91.4
Total assets	$1,791.5	$—	$1,930.4	$43.3	$(1,773.5)	$1,991.7
Accounts payable and accrued expenses	$25.5	$—	$63.9	$0.6	$—	$90.0
Deferred revenue	—	—	65.9	0.6	—	66.5
Intercompany payable	170.3	—	1,083.8	—	(1,254.1)	—
Due to affiliates	3.9	—	0.7	—	170.3	174.9
Capital lease obligations	—	—	5.4	6.7	—	12.1
Long-term debt	729.8	—	—	—	—	729.8
Other financing arrangements	—	—	20.0	32.8	—	52.8
Total liabilities	929.5	—	1,239.7	40.7	(1,083.8)	1,126.1
Total partnership capital	862.0	—	690.7	2.6	(689.7)	865.6
Total liabilities and partnership capital	$1,791.5	$—	$1,930.4	$43.3	$(1,773.5)	$1,991.7

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

	As of December 31, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	770.9	41.7	—	812.6
Equipment	—	—	348.3	0.8	—	349.1
Construction in progress	—	—	124.8	—	2.2	127.0
Subtotal	—	—	1,333.7	42.5	2.2	1,378.4
Accumulated depreciation	—	—	(319.7)	(7.3)	—	(327.0)
Net investment in real estate	—	—	1,014.0	35.2	2.2	1,051.4
Cash and cash equivalents	—	—	33.5	3.0	—	36.5
Investment in subsidiaries	734.3	—	3.6	—	(737.9)	—
Rent and other receivables	—	—	57.9	3.0	—	60.9
Intercompany receivable	642.9	—	—	—	(642.9)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	68.9	—	—	68.9
Due from affiliates	—	—	0.8	—	—	0.8
Other assets	15.5	—	73.1	3.2	—	91.8
Total assets	$1,392.7	$—	$1,528.0	$44.4	$(1,378.6)	$1,586.5
Accounts payable and accrued expenses	$12.5	$—	$56.9	$0.5	$—	$69.9
Deferred revenue	—	—	65.1	0.6	—	65.7
Intercompany payable	—	—	642.9	—	(642.9)	—
Due to affiliates	5.6	—	1.7	—	—	7.3
Capital lease obligations	—	—	6.2	7.2	—	13.4
Long-term debt	659.8	—	—	—	—	659.8
Other financing arrangements	—	—	20.9	32.5	—	53.4
Total liabilities	677.9	—	793.7	40.8	(642.9)	869.5
Total partnership capital	714.8	—	734.3	3.6	(735.7)	717.0
Total liabilities and partnership capital	$1,392.7	$—	$1,528.0	$44.4	$(1,378.6)	$1,586.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2015
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$87.8	$1.3	$—	$89.1
Costs and expenses:
Property operating expenses	—	—	32.1	0.7	—	32.8
Sales and marketing	—	—	2.7	0.1	—	2.8
General and administrative	—	—	10.1	(0.2)	—	9.9
Depreciation and amortization	—	—	30.7	0.7	—	31.4
Transaction costs	—	—	9.6	—	—	9.6
Asset impairments	—	—	—	—	—	—
Total costs and expenses	—	—	85.2	1.3	—	86.5
Operating income (loss)	—	—	2.6	—	—	2.6
Interest expense	8.6	—	—	0.8	(0.7)	8.7
Income (loss) before income taxes	(8.6)	—	2.6	(0.8)	0.7	(6.1)
Income tax expense	—	—	(0.4)	—	—	(0.4)
Partnership earnings (loss) related to investment in subsidiaries	1.4	—	(0.8)	—	(0.6)	—
Net income (loss)	$(7.2)	$—	$1.4	$(0.8)	$0.1	$(6.5)

	Three Months Ended June 30, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations(1)	Total
Revenue	$—	$—	$80.4	$1.3	$—	$81.7
Costs and expenses:
Property operating expenses	—	—	31.2	0.6	—	31.8
Sales and marketing	—	—	3.4	0.1	—	3.5
General and administrative	—	—	8.4	—	—	8.4
Depreciation and amortization	—	—	29.1	0.7	—	29.8
Transaction costs	—	—	0.8	—	—	0.8
Total costs and expenses	—	—	72.9	1.4	—	74.3
Operating income (loss)	—	—	7.5	(0.1)	—	7.4
Interest expense	9.7	—	0.1	0.9	—	10.7
Income (loss) before income taxes	(9.7)	—	7.4	(1.0)	—	(3.3)
Income tax expense	—	—	(0.3)	—	—	(0.3)
Partnership earnings (loss) related to investment in subsidiaries	6.1	—	(1.0)	—	(5.1)	—
Net income (loss)	$(3.6)	$—	$6.1	$(1.0)	$(5.1)	$(3.6)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2015
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/ Consolidations	Total
Revenue	$—	$—	$172.2	$2.6	$—	$174.8
Costs and expenses:
Property operating expenses	—	—	63.8	1.3	—	65.1
Sales and marketing	—	—	5.6	0.1	—	5.7
General and administrative	—	—	19.1	(0.1)	—	19.0
Depreciation and amortization	—	—	61.2	1.3	—	62.5
Transaction costs	—	—	9.7	—	—	9.7
Asset impairments	—	—	8.6	—	—	8.6
Total costs and expenses	—	—	168.0	2.6	—	170.6
Operating income (loss)	—	—	4.2	—	—	4.2
Interest expense	16.9	—	—	1.6	(1.4)	17.1
Income (loss) before income taxes	(16.9)	—	4.2	(1.6)	1.4	(12.9)
Income tax expense	—	—	(0.8)	—	—	(0.8)
Partnership earnings (loss) related to investment in subsidiaries	1.8	—	(1.6)	—	(0.2)	—
Net income (loss)	$(15.1)	$—	$1.8	$(1.6)	$1.2	$(13.7)

	Six Months Ended June 30, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations(1)	Total
Revenue	$—	$—	$156.6	$2.6	$—	$159.2
Costs and expenses:
Property operating expenses	—	—	58.3	1.2	—	59.5
Sales and marketing	—	—	6.4	0.1	—	6.5
General and administrative	—	—	15.6	0.1	—	15.7
Depreciation and amortization	—	—	55.9	1.5	—	57.4
Transaction costs	—	—	0.9	—	—	0.9
Total costs and expenses	—	—	137.1	2.9	—	140.0
Operating income (loss)	—	—	19.5	(0.3)	—	19.2
Interest expense	19.3	—	0.3	1.8	—	21.4
Income (loss) before income taxes	(19.3)	—	19.2	(2.1)	—	(2.2)
Income tax expense	—	—	(0.7)	—	—	(0.7)
Partnership earnings (loss) related to investment in subsidiaries	16.4	—	(2.1)	—	(14.3)	—
Net income (loss)	$(2.9)	$—	$16.4	$(2.1)	$(14.3)	$(2.9)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2015
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Cash flows from operating activities:
Net (loss) income	$(15.1)	$—	$1.8	$(1.6)	$1.2	$(13.7)
Partnership income (loss) related to investment in subsidiaries	(1.8)	—	1.6	—	0.2	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	61.2	1.3	—	62.5
Noncash interest expense	1.4	—	—	—	—	1.4
Stock-based compensation expense	—	—	6.2	—	—	6.2
Provision for bad debt write off	—	—	0.2	—	—	0.2
Asset impairments	—	—	8.6	—	—	8.6
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	(2.9)	—	(6.6)	1.7	—	(7.8)
Accounts payable and accrued expenses	13.0	—	(7.7)	0.1	—	5.4
Deferred revenues	—	—	0.8	—	—	0.8
Due to affiliates	—	—	(1.9)	—	—	(1.9)
Net cash (used in) provided by operating activities	(5.4)	—	64.2	1.5	1.4	61.7
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(17.3)	—	—	(17.3)
Capital expenditures - other development	—	—	(74.4)	0.2	—	(74.2)
Investments in and loans to subsidiaries	—	—	373.3	—	(373.3)	—
Intercompany borrowings	(70.0)	—	—	—	70.0	—
Return of investment	39.2	—	(5.2)	—	(34.0)	—
Net cash provided by (used in) investing activities	(30.8)	—	276.4	0.2	(337.3)	(91.5)
Cash flows from financing activities:
Issuance of common stock	—	—	—	—	799.3	799.3
Stock issuance costs	—	—	—	—	(0.6)	(0.6)
Acquisition of partnership units	—	—	—	—	(426.0)	(426.0)
Distributions paid	(33.8)	—	(33.8)	—	33.8	(33.8)
Intercompany borrowings	—	—	70.0	—	(70.0)	—
Borrowings from revolving credit agreement	70.0	—	—	—	—	70.0
Payments on capital leases and other financing arrangements	—	—	(1.6)	(0.5)	—	(2.1)
Contributions/distributions from parent	—	—	—	0.6	(0.6)	—
Net cash (used in) provided by financing activities	36.2	—	34.6	0.1	335.9	406.8
Net increase (decrease) in cash and cash equivalents	—	—	375.2	1.8	—	377.0
Cash and cash equivalents at beginning of period	—	—	33.5	3.0	—	36.5
Cash and cash equivalents at end of period	$—	$—	$408.7	$4.8	$—	$413.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

	Six Months Ended June 30, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations(1)	Total
Cash flows from operating activities:
Net (loss) income	$(2.9)	$—	$16.4	$(2.1)	$(14.3)	$(2.9)
Partnership income (loss) related to investment in subsidiaries	(16.4)	—	2.1	—	14.3	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	55.9	1.5	—	57.4
Noncash interest expense	1.8	—	—	—	—	1.8
Stock-based compensation expense	—	—	5.0	—	—	5.0
Provision for bad debt write off	—	—	0.6	—	—	0.6
Change in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	(0.1)	—	(29.7)	(1.6)	—	(31.4)
Accounts payable and accrued expenses	4.8	—	(2.8)	0.5	—	2.5
Deferred revenues	—	—	11.2	(0.4)	—	10.8
Due to affiliates	—	—	0.2	—	—	0.2
Net cash (used in) provided by operating activities	(12.8)	—	58.9	(2.1)	—	44.0
Cash flows from investing activities:
Capital expenditures - other development	—	—	(116.8)	—	—	(116.8)
Intercompany borrowings	—	—	0.2	(0.2)	—	—
Return of investment	37.3	—	(13.3)	—	(24.0)	—
Net cash provided by (used in) investing activities	37.3	—	(129.9)	(0.2)	(24.0)	(116.8)
Cash flows from financing activities:
Stock issuance costs	—	—	—	—	—	—
Distributions paid	(24.0)	—	(24.0)	—	24.0	(24.0)
Payments on capital leases and other financing arrangements	—	—	(1.9)	(0.3)	—	(2.2)
Contributions (distributions) from parent guarantor	(0.5)	—	(5.1)	5.1	—	(0.5)
Net cash (used in) provided by financing activities	(24.5)	—	(31.0)	4.8	24.0	(26.7)
Net (decrease) increase in cash and cash equivalents	—	—	(102.0)	2.5	—	(99.5)
Cash and cash equivalents at beginning of period	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$44.8	$4.5	$—	$49.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

15. Subsequent Events
On July 1, 2015 CyrusOne Inc. used $203 million of the total proceeds of $373.3 million, net of underwriting costs of $16.6 million, from the June 2015 equity offering of approximately 13.0 million shares of its common stock to finance the acquisition of Cervalis, to pay fees and expenses related to the Cervalis acquisition and for general corporate purposes. The balance of the purchase price was funded with proceeds from CyrusOne Inc.'s offering of 6.375% senior notes due 2022 and borrowings under its amended credit facility. In addition, CyrusOne used the remaining $170.3 million of the net proceeds from the offering to acquire approximately 6.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. The purchase of the partnership interests was completed on July 1, 2015.
On July 1, 2015, CyrusOne LP and CyrusOne Finance Corp. closed a private offering of $100 million aggregate principal amount of their 6.375% senior notes due 2022 (the "New Notes"). The New Notes were issued as additional notes under the Indenture dated November 20, 2012 as supplemented by the first supplemental indenture dated July 1, 2015. The New Notes have terms substantially identical to those of the 6.375% senior notes issued in November 2012 and are guaranteed by CyrusOne Inc., CyrusOne GP and certain of the operating partnership's existing and future domestic subsidiaries. The issuers of the notes entered into a registration rights agreement which requires them, at their cost, to use commercially reasonably efforts to file and cause to become effective a registration statement within 180 days of July 1, 2015, to be used in connection with the exchange of the New Notes for freely tradable notes with substantially identical terms in all material respects to the New Notes (which exchange must be completed on or prior to the 30th day after such registration statement is declared effective). The Company used the net proceeds from the offering of the New Notes to finance, in part, the operating partnership's acquisition of Cervalis, to pay fees and expenses related to the acquisition and for general corporate purposes.
On July 1, 2015, CyrusOne borrowed an additional $150 million under the term loan which was used to partially finance the acquisition of Cervalis.
On July 1, 2015, the Operating Partnership completed its acquisition of Cervalis for approximately $400 million, excluding transaction-related expenses. As a result of the acquisition, Cervalis is an indirect, wholly-owned subsidiary of the Company and the Company has acquired four data center facilities and two work area recovery facilities serving the New York metropolitan area. The purchase price allocation for this acquisition was not complete as of the filing date due to the proximity of the acquisition closing date.
On July 2, 2015, Cervalis and its wholly owned subsidiary, Cervalis LLC (together with Cervalis, the "Cervalis Subsidiaries"), entered into a joinder agreement to the Company's Credit Agreement dated October 9, 2014 to become guarantors of the operating partnership's current and future obligations under the Credit Agreement.
On July 2, 2015, the Cervalis Subsidiaries also entered into a second supplemental indenture to the indenture dated November 20, 2012, pursuant to which the Cervalis Subsidiaries provide unconditional guarantees of the issuers' obligations under the indenture and the 6.375% senior notes due 2022 issued pursuant to the indenture. The guarantee of each Cervalis Subsidiary is (i) a senior unsecured obligation of such Cervalis Subsidiary, (ii) pari passu in right of payment with any existing and future unsecured senior indebtedness of such Cervalis Subsidiary, (iii) senior in right of payment to any future subordinated indebtedness of such Cervalis Subsidiary and (iv) effectively subordinated in right of payment to all existing and future secured indebtedness of such Cervalis Subsidiary, to the extent of the value of the collateral securing that indebtedness.

On July 2, 2015, the Cervalis Subsidiaries entered into a joinder to the Registration Rights Agreement dated July 1, 2015 pursuant to which the Cervalis Subsidiaries agreed to be bound by the terms and provisions of the Registration Rights
Agreement.

On July 29, 2015, CyrusOne Inc. (the “Company”) announced that its Vice President, General Counsel and Secretary, Thomas W. Bosse, will be leaving the Company on August 31, 2015 and will be replaced by Robert M. Jackson as Executive Vice President and General Counsel, effective August 31, 2015. Mr. Jackson will be responsible for providing leadership on all legal matters including transactions, governance, compliance, litigation and risk management, and will report to the Company’s President and Chief Executive Officer, Gary Wojtaszek. Most recently, Mr. Jackson served as Executive Vice President and Chief Administrative Officer of Storage Post, a privately held owner and operator of self-storage facilities, headquartered in Atlanta, Georgia, where he led the legal, accounting and human resources functions. Prior to that, Mr. Jackson was Senior Vice President and General Counsel for Atlanta based Cousins Properties Incorporated (NYSE: CUZ), where he was responsible for the delivery of comprehensive legal services and provided executive leadership to the human resources and information technology departments. Mr. Jackson was previously a partner at Troutman Sanders LLP, an international law firm headquartered in Atlanta, where he advised public and private clients in connection with tax, corporate and real estate matters, specializing in partnerships and joint ventures.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

On July 29, 2015, the Company announced the appointment of Amitabh Rai as Senior Vice President and Chief Accounting Officer, effective as of July 28, 2015. Mr. Rai brings over 25 years of accounting and leadership experience in manufacturing, sales and finance-driven environments to the Company. Before joining the Company, Mr. Rai served as Senior Vice President and Chief Accounting Officer of Laureate Education Inc., a global leader in providing higher education, for eight years. Prior to joining Laureate, Mr. Rai was Vice President, Corporate Controller and Principal Accounting Officer of Remy International, Inc. for four years. Before joining Remy in 2003, Mr. Rai spent 13 years with Sensient Technologies Corporation. Mr. Rai is a Certified Public Accountant and also holds a Bachelors of Engineering degree.

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

Overview
Our Company. We are an owner, operator and developer of enterprise-class, carrier-neutral, multi-tenant data center properties. Our enterprise-class, carrier-neutral, multi-tenant data centers are purpose-built facilities with redundant power, cooling and access to a range of telecommunications carriers. As of June 30, 2015, we provide mission-critical data center facilities that protect and ensure the continued operation of information technology (“IT”) infrastructure for 697 customers in 27 data centers in 11 distinct markets (9 cities in the U.S., London and Singapore). We provide twenty-four hours-a-day, seven-days-a-week security guard monitoring with customizable security features.
Our goal is to be the preferred global data center provider to the Fortune 1000. As of June 30, 2015, our customers included nine of the Fortune 20 and 151 of the Fortune 1000 or private or foreign enterprises of equivalent size. These 151 customers provided 72% of our annualized rent as of June 30, 2015. Additionally, as of June 30, 2015, our top 10 customers represented 37% of our annualized rent.
We cultivate long-term strategic relationships with our customers and provide them with solutions for their data center facilities and IT infrastructure challenges. Our offerings provide flexibility, reliability and security delivered through a tailored, customer service focused platform that is designed to foster long-term relationships. We focus on attracting customers that have not historically outsourced their data center needs and providing them with solutions that address their current and future needs. Our facilities and construction design allow us to offer flexibility in density, power resiliency and the opportunity for expansion as our customers' needs grow. We also offer high-performance, low-cost data transfer and accessibility for our customers through our interconnection platform, CyrusOne National IX, which delivers interconnection across states and between metro-enabled sites within the CyrusOne facility footprint and beyond.
Our Portfolio. As of June 30, 2015, our property portfolio included 27 data centers in 11 distinct markets (9 cities in the U.S., London and Singapore) collectively providing approximately 2,437,000 net rentable square feet ("NRSF"), of which 83% was leased, and powered by approximately 210 MW of available UPS capacity. We own 17 of the buildings in which our data center facilities are located. We lease the remaining 10 buildings, which account for approximately 361,000 NRSF, or approximately 15% of our total operating NRSF. These leased buildings accounted for 20% of our total annualized rent as of June 30, 2015. As of June 30, 2015, we also had approximately 790,000 NRSF under development, as well as an aggregate of approximately 499,000 NRSF of additional powered shell space under roof available for development. In addition, we have approximately 195 acres of land that are available for future data center shell development. Along with our primary product offering, leasing of colocation space, our customers are increasingly interested in ancillary office and other space. We believe our existing operating portfolio and development pipeline will allow us to meet the evolving needs of our existing customers and continue to attract new customers. The following tables provide an overview of our operating and development properties as of June 30, 2015.

CyrusOne Inc.
Data Center Portfolio
As of June 30, 2015
(Unaudited)

			Operating Net Rentable Square Feet (NRSF)(a)							Powered Shell Available for Future Development (NRSF)(j)	Available UPS Capacity (MW)(k)
Facilities	Metro Area	Annualized Rent(b)	Colocation Space (CSF)(c)	CSF Leased(d)	CSF Utilized(e)	Office & Other(f)	Office & Other Leased (g)	Supporting Infrastructure (h)	Total(i)
Westway Park Blvd., Houston, TX (Houston West 1)	Houston	$50,120,319	112,133	96%	96%	10,563	98%	36,756	159,452	3,000	28
West Seventh St., Cincinnati, OH (7th Street)***	Cincinnati	39,841,018	212,664	93%	94%	5,744	100%	171,561	389,969	37,000	13
S. State Highway 121 Business Lewisville, TX (Lewisville)*	Dallas	38,765,999	108,687	96%	96%	11,374	97%	59,345	179,406	—	18
W. Frankford, Carrollton, TX (Frankford)	Dallas	29,031,224	226,604	74%	80%	23,935	89%	70,181	320,720	272,000	18
Southwest Fwy., Houston, TX (Galleria)	Houston	26,631,518	63,469	75%	76%	23,259	51%	24,927	111,655	—	14
Kingsview Dr., Lebanon, OH (Lebanon)	Cincinnati	23,294,731	65,303	76%	87%	44,886	72%	52,950	163,139	65,000	14
South Ellis Street Chandler, AZ (Phoenix 1)	Phoenix	23,144,664	77,504	100%	100%	34,501	11%	39,129	151,134	31,000	27
Westover Hills Blvd, San Antonio, TX (San Antonio 1)	San Antonio	20,207,945	43,843	100%	100%	5,989	83%	45,606	95,438	11,000	12
Industrial Rd., Florence, KY (Florence)	Cincinnati	15,033,622	52,698	100%	100%	46,848	87%	40,374	139,920	—	9
Westway Park Blvd., Houston, TX (Houston West 2)	Houston	15,540,148	79,492	78%	80%	3,355	62%	55,018	137,865	12,000	12
Metropolis Dr., Austin, TX (Austin 2)	Austin	12,061,694	43,772	92%	96%	1,821	100%	22,430	68,023	—	5
Knightsbridge Dr., Hamilton, OH (Hamilton)*	Cincinnati	9,433,581	46,565	77%	78%	1,077	100%	35,336	82,978	—	10
South Ellis Street Chandler, AZ (Phoenix 2)	Phoenix	6,567,253	72,116	51%	100%	5,618	38%	25,516	103,250	4,000	12
Parkway Dr., Mason, OH (Mason)	Cincinnati	5,896,601	34,072	100%	100%	26,458	98%	17,193	77,723	—	4
E. Ben White Blvd., Austin, TX (Austin 1)****	Austin	5,875,218	16,223	87%	87%	21,476	100%	7,517	45,216	—	2
Midway Rd., Carrollton, TX (Midway)**	Dallas	5,408,662	8,390	100%	100%	—	—%	—	8,390	—	1
Kestral Way (London)**	London	4,004,573	10,000	99%	99%	—	—%	514	10,514	—	1
Springer St., Lombard, IL (Lombard)	Chicago	2,277,899	13,516	72%	73%	4,115	100%	12,230	29,861	29,000	3
Marsh Lane, Carrollton, TX (Marsh Ln)**	Dallas	2,296,022	4,245	100%	100%	—	—%	—	4,245	—	1
Goldcoast Dr., Cincinnati, OH (Goldcoast)	Cincinnati	1,493,607	2,728	100%	100%	5,280	100%	16,481	24,489	14,000	1
Bryan St., Dallas, TX (Bryan St)**	Dallas	934,154	3,020	51%	51%	—	—%	—	3,020	—	1
Westway Park Blvd., Houston, TX (Houston West 3)	Houston	423,504	—	—%	—%	8,564	100%	5,304	13,868	—	—
McAuley Place, Blue Ash, OH (Blue Ash)*	Cincinnati	531,436	6,193	39%	39%	6,950	100%	2,166	15,309	—	1
E. Monroe St., South Bend, IN (Monroe St.)	South Bend	488,599	6,350	24%	24%	—	—%	6,478	12,828	4,000	1
Crescent Circle, South Bend, IN (Blackthorn)*	South Bend	413,359	3,432	32%	40%	—	—%	5,125	8,557	11,000	1
Jurong East (Singapore)**	Singapore	302,005	3,200	19%	19%	—	—%	—	3,200	—	1
Ridgetop Circle, Sterling, VA (Northern Virginia)	Sterling	644,933	37,485	85%	98%	1,160	100%	38,118	76,763	6,000	6
Total		$340,664,288	1,353,704	84%	90%	292,973	76%	790,255	2,436,932	499,000	210

*	Indicates properties in which we hold a leasehold interest in the building shell and land. All data center infrastructure has been constructed by us and owned by us.

**	Indicates properties in which we hold a leasehold interest in the building shell, land, and all data center infrastructure.

***	The information provided for the West Seventh Street (7th St.) property includes data for two facilities, one of which we lease and one of which we own.
**** For the quarter ended March 31, 2015, we recognized an impairment of $8.6 million related to the exit of Austin 1, which is a leased facility.

(a)	Represents the total square feet of a building under lease or available for lease based on engineers' drawings and estimates but does not include space held for development or space used by CyrusOne.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of June 30, 2015 , multiplied by 12. For the month of June 2015, customer reimbursements were $41.5 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers' utilization of power and the suppliers' pricing of power. From April 1, 2013 through June 30, 2015, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of June 30, 2015 was $350.2 million. Our annualized effective rent was greater than our annualized rent as of June 30, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	CSF represents the NRSF at an operating facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment.

(d)	Percent leased is determined based on CSF being billed to customers under signed leases as of June 30, 2015 divided by total CSF. Leases signed but not commenced as of June 30, 2015, are not included.

(e)	Utilization is calculated by dividing CSF under signed leases for colocation space (whether or not the customer has occupied the space) by total CSF.

(f)	Represents the NRSF at an operating facility that is currently leased or readily available for lease as space other than CSF, which is typically office and other space.

(g)
Percent leased is determined based on Office & Other space being billed to customers under signed leases as of June 30, 2015 divided by total Office & Other space. Leases signed but not commenced as of June 30, 2015 are not included.

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

CyrusOne Inc.
NRSF Under Development
As of June 30, 2015
(Dollars in millions)
(Unaudited)

		NRSF Under Development(a)						Under Development Costs(b)
Facilities	Metropolitan Area	Colocation Space (CSF)	Office & Other	Supporting Infrastructure	Powered Shell(c)	Total	UPS MW Capacity (d)	Actual to Date(e)	Estimated Costs to Completion	Total
Westover Hills Blvd. (San Antonio 2)	San Antonio	30,000	20,000	25,000	49,000	124,000	3.0	28	12-15	40-43
Westway Park Blvd. (Houston West 3)	Houston	53,000	—	32,000	213,000	298,000	6.0	32	21-24	53-56
Phoenix 3	Phoenix	—	—	—	150,000	150,000	—	1	10-12	11-13
Metropolis Drive (Austin 4)	Austin	62,000	15,000	22,000	67,000	166,000	3.0	21	20-24	41-45
Ridgetop Circle, Sterling, VA (Northern Virginia)	Northern Virginia	37,000	—	15,000	—	52,000	—	6	6-9	12-15
Total		182,000	35,000	94,000	479,000	790,000	12.0	$88	$69-84	$157-172

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

(e)	Actual to date is the cash investment as of June 30, 2015. There may be accruals above this amount for work completed, for which cash has not yet been paid.

Our portfolio is currently leased to 697 companies, many of which are leading global companies. The following table sets forth information regarding the 20 largest customers, including their affiliates, in our portfolio based on annualized rent as of June 30, 2015:

CyrusOne Inc.
Customer Diversification(a)
As of June 30, 2015
(Unaudited)

	Principal Customer Industry	Number of Locations	Annualized Rent(b)	Percentage of Portfolio Annualized Rent(c)	Weighted Average Remaining Lease Term in Months(d)
1	Information Technology	3	$16,768,167	4.9%	36.2
2	Energy	1	15,387,719	4.5%	36.1
3	Telecommunication Services	2	15,226,014	4.5%	35.1
4	Information Technology	1	14,608,719	4.3%	45.0
5	Research and Consulting Services	3	14,010,584	4.1%	28.7
6	Energy	5	13,233,348	3.9%	23.1
7	Telecommunications (CBI)(e)	7	12,153,999	3.6%	21.7
8	Industrials	3	8,687,906	2.6%	19.5
9	Information Technology	2	7,971,772	2.3%	24.8
10	Financials	1	6,600,225	1.9%	59.0
11	Information Technology	1	6,564,853	1.9%	113.0
12	Information Technology	1	6,306,022	1.9%	5.9
13	Financials	8	5,651,666	1.7%	59.8
14	Telecommunication Services	5	5,475,204	1.6%	46.0
15	Energy	3	5,441,010	1.6%	12.9
16	Energy	2	5,084,334	1.5%	27.8
17	Consumer Staples	1	5,053,152	1.5%	82.5
18	Information Technology	1	4,868,320	1.4%	68.0
19	Energy	1	4,549,982	1.3%	13.2
20	Information Technology	3	4,202,206	1.2%	57.6
			$177,845,202	52.2%	37.8

(a)	Includes affiliates.

(b)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of June 30, 2015, multiplied by 12. For the month of June 2015, our total portfolio annualized rent was $340.7 million, and customer reimbursements were $41.5 million annualized, consisting of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2013 through June 30, 2015, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent for our portfolio as of June 30, 2015 was $350.2 million. Our annualized effective rent was greater than our annualized rent as of June 30, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(c)	Represents the customer’s total annualized rent divided by the total annualized rent in the portfolio as of June 30, 2015, which was approximately $340.7 million.

(d)
Weighted average based on customer’s percentage of total annualized rent expiring and is as of June 30, 2015, assuming that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.

(e)
Includes information for both Cincinnati Bell Technology Solutions (CBTS) and Cincinnati Bell Telephone and two customers that have contracts with CBTS. We expect the contracts for these two customers to be assigned to us, but the consents for such assignments have not yet been obtained. Excluding these customers, Cincinnati Bell Inc. and subsidiaries represented 2.45% of our annualized rent as of June 30, 2015. During the second quarter, a subsidiary of one of the customers with contracts with CBTS had the contracts assigned to us.

Lease Distribution
The following table sets forth information relating to the distribution of customer leases in the properties in our portfolio, based on NRSF under lease as of June 30, 2015:

CyrusOne Inc.
Lease Distribution
As of June 30, 2015
(Unaudited)

NRSF Under Lease(a)	Number of Customers(b)	Percentage of All Customers	Total Leased NRSF(c)	Percentage of Portfolio Leased NRSF	Annualized Rent(d)	Percentage of Annualized Rent
0-999	510	74%	102,346	5%	$42,828,735	13%
1000-2499	66	9%	104,560	5%	21,400,298	6%
2500-4999	39	6%	139,884	7%	28,055,610	8%
5000-9999	28	4%	208,318	10%	50,794,258	15%
10000+	46	7%	1,479,348	73%	197,585,388	58%
Total	689	100%	2,034,456	100%	$340,664,289	100%

(a)	Represents all leases in our portfolio, including colocation, office and other leases.

(b)
Represents the number of customers occupying data center, office and other space as of June 30, 2015. This may vary from total customer count as some customers may be under contract, but have yet to occupy space.

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

(d)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of June 30, 2015, multiplied by 12. For the month of June 2015, customer reimbursements were $41.5 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2013 through June 30, 2015, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of June 30, 2015 was $350.2 million. Our annualized effective rent was greater than our annualized rent as of June 30, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

Lease Expiration

The following table sets forth a summary schedule of the customer lease expirations for leases in place as of June 30, 2015 plus available space, for the properties in our portfolio. Customers whose leases have been auto-renewed prior to June 30, 2015 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised because such payments approximate the profitability margin of leasing that space to the customer, such that we do not consider early termination to be economically detrimental to us.
CyrusOne Inc.
Lease Expirations
As of June 30, 2015
(Unaudited)

Year(a)	Number of Leases Expiring(b)	Total Operating NRSF Expiring	Percentage of Total NRSF	Annualized Rent(c)	Percentage of Annualized Rent	Annualized Rent at Expiration(d)	Percentage of Annualized Rent at Expiration
Available		402,476	17%
Month-to-Month	208	23,871	1%	$5,809,309	2%	$6,013,918	2%
2015	435	266,719	11%	31,023,817	9%	31,125,072	9%
2016	772	238,810	10%	63,177,418	18%	63,980,541	17%
2017	830	352,332	15%	58,273,926	17%	60,193,362	16%
2018	542	299,489	12%	73,151,523	21%	75,872,942	21%
2019	221	338,380	14%	48,126,761	14%	53,592,511	15%
2020	150	249,268	10%	26,965,414	8%	31,097,587	9%
2021	134	76,525	3%	15,417,933	5%	16,375,773	4%
2022	11	33,167	1%	3,647,627	1%	3,929,246	1%
2023	46	59,750	2%	6,255,504	2%	8,570,688	2%
2024 - Thereafter	20	96,145	4%	8,815,056	3%	13,522,558	4%
Total	3,369	2,436,932	100%	$340,664,288	100%	$364,274,198	100%

(a)
Leases that were auto-renewed prior to June 30, 2015 are shown in the calendar year in which their current auto-renewed term expires. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and exercise all early termination rights that require payment of less than 50% of the remaining rents. Early termination rights that require payment of 50% or more of the remaining lease payments are not assumed to be exercised.

(b)	Number of leases represents each agreement with a customer. A lease agreement could include multiple spaces and a customer could have multiple leases.

(c)
Represents monthly contractual rent (defined as cash rent including customer reimbursements for metered power) under existing customer leases as of June 30, 2015, multiplied by 12. For the month of June 2015, our total portfolio annualized rent was $340.7 million, customer reimbursements were $41.5 million annualized and consisted of reimbursements by customers across all facilities with separately metered power. Customer reimbursements under leases with separately metered power vary from month-to-month based on factors such as our customers’ utilization of power and the suppliers’ pricing of power. From April 1, 2013 through June 30, 2015, customer reimbursements under leases with separately metered power constituted between 8.9% and 14.2% of annualized rent. After giving effect to abatements, free rent and other straight-line adjustments, our annualized effective rent as of June 30, 2015 was $350.2 million. Our annualized effective rent was greater than our annualized rent as of June 30, 2015 because our positive straight-line and other adjustments and amortization of deferred revenue exceeded our negative straight-line adjustments due to factors such as the timing of contractual rent escalations and customer prepayments for services.

(d)	Represents the final monthly contractual rent under existing customer leases that had commenced as of June 30, 2015, multiplied by 12.

Results of Operations
Three and Six Months Ended June 30, 2015, Compared to Three and Six Months Ended June 30, 2014 :

	Three Months Ended June 30,				Six Months Ended June 30,
(amounts in millions, except per share data)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$89.1	$81.7	$7.4	9%	$174.8	$159.2	$15.6	10%
Costs and expenses:
Property operating expenses	32.8	31.8	1.0	3%	65.1	59.5	5.6	9%
Sales and marketing	2.8	3.5	(0.7)	(20)%	5.7	6.5	(0.8)	(12)%
General and administrative	9.9	8.4	1.5	18%	19.0	15.7	3.3	21%
Depreciation and amortization	31.4	29.8	1.6	5%	62.5	57.4	5.1	9%
Transaction costs	9.6	0.8	8.8	1,100%	9.7	0.9	8.8	978%
Asset impairments	—	—	—	n/m	8.6	—	8.6	n/m
Total costs and expenses	86.5	74.3	12.2	16%	170.6	140.0	30.6	22%
Operating income (loss)	2.6	7.4	(4.8)	(65)%	4.2	19.2	(15.0)	(78)%
Interest expense	8.7	10.7	(2.0)	(19)%	17.1	21.4	(4.3)	(20)%
Net (loss) income before income taxes	(6.1)	(3.3)	(2.8)	85%	(12.9)	(2.2)	(10.7)	486%
Income tax expense	(0.4)	(0.3)	(0.1)	33%	(0.8)	(0.7)	(0.1)	14%
Net (loss) income	(6.5)	(3.6)	(2.9)	81%	(13.7)	(2.9)	(10.8)	372%
Noncontrolling interest in net (loss) income	(1.0)	(2.5)	1.5	(60)%	(3.9)	(2.0)	(1.9)	95%
Net (loss) income attributed to common shareholders	$(5.5)	$(1.1)	$(4.4)	400%	$(9.8)	$(0.9)	$(8.9)	989%
Operating margin	2.9%	9.1%			2.4%	12.1%
Capital expenditures*:
Acquisitions of real estate	$—	$—	$—	n/m	$17.3	$—	$17.3
Development of real estate	42.3	66.8	(24.5)	(37)%	74.2	116.1	(41.9)
Recurring real estate	—	0.3	(0.3)	(100)%	—	0.7	(0.7)
Total	$42.3	$67.1	$(24.8)	(37)%	$91.5	$116.8	$(25.3)
Metrics information:
Colocation square feet*	1,354,000	1,194,000	160,000	13%
Utilization rate*	90%	86%	4%	5%	90%	86%	4%	5%
Loss per share - basic and diluted	$(0.11)	$(0.06)			$(0.23)	$(0.06)
Dividend declared per share	$0.315	$0.210			$0.63	$0.42

*	See “Key Operating Metrics” set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 for a definition of capital expenditures, CSF and utilization rate.

Revenue
Revenue for the three months ended June 30, 2015 was $89.1 million, an increase of $7.4 million, or 9%, compared to $81.7 million for the corresponding quarter in 2014. Revenue for the six months ended June 30, 2015 was $174.8 million, an increase of $15.6 million, or 10%, compared to $159.2 million for the corresponding period in 2014. The increase in revenue was primarily driven by leased colocation space across our portfolio increasing by 120,000 square feet over the past twelve months. As of June 30, 2015 we had approximately 2,034,000 leased NRSF, an increase of approximately 202,000 NRSF from June 30, 2014. As of June 30, 2015, we had 151 Fortune 1000 customers or private or foreign enterprises of equivalent size, compared to 139 Fortune 1000 customers or private or foreign enterprises of equivalent size as of June 30, 2014. As of June 30, 2015, we had a total of 697 customers as compared to approximately 648 customers as of June 30, 2014.
Our capacity at June 30, 2015 was approximately 1,354,000 CSF, which is an increase of 13% from June 30, 2014. The utilization rate of our data center facilities was 90% as of June 30, 2015, compared to 86% as of June 30, 2014.
Recurring rent churn was 0.6% for the three months ended June 30, 2015, compared to 1.4% for the three months ended June 30, 2014. Recurring rent churn was 1.9% for the six months ended June 30, 2015, compared to 2.8% for the six months ended June 30, 2014.
Costs and Expenses
Property operating expenses—Property operating expenses for the three months ended June 30, 2015 were $32.8 million, an increase of $1.0 million, or 3%, compared to $31.8 million for the corresponding quarter in 2014. Key drivers for the increase were payroll and payroll related expenses that increased by $0.4 million due to growth in the business and $0.8 million attributed to increased equipment sales during the quarter. For the six months ended June 30, 2015 property operating expenses were $65.1 million, an increase of $5.6 million, or 9%, compared to $59.5 million for the corresponding period in 2014. Key drivers for the six month increase were payroll and payroll related expenses that increased $0.7 million due to growth in the business, $0.8 million attributed to increased equipment sales, $1.5 million for increased electricity usage from higher customer demands, $1.1 million in costs associated with increased revenue for circuits and bandwidth, $0.8 million for a charge related to the termination of our Austin 1 lease and increased costs for facility maintenance and repairs.
Sales and marketing expenses—Sales and marketing expenses for the three months ended June 30, 2015 were $2.8 million, a decrease of $0.7 million, or 20%, compared to $3.5 million for the corresponding quarter in 2014. Advertising and marketing materials decreased by $0.4 million and employee compensation decreased by $0.3 million. For the six months ended June 30, 2015 sales and marketing expenses were $5.7 million, a decrease of $0.8 million, or 12%, compared to $6.5 million for the corresponding period in 2014. Both advertising and marketing and employee compensation decreased by $0.4 million.
General and administrative expenses—General and administrative expenses for the three months ended June 30, 2015, were $9.9 million, an increase of $1.5 million, or 18%, compared to $8.4 million for the corresponding quarter in 2014. Key contributors to the increase were payroll and payroll related expenses that increased $0.8 million primarily for non-cash long term incentive plans, bonuses and increased salaries attributed to the growth in the business and $0.6 million for professional and consulting related expenses. For the six months ended June 30, 2015 general and administrative expenses were $19.0 million, an increase of $3.3 million, or 21%, compared to $15.7 million for the corresponding period in 2014. Key contributors to the increase were $1.9 million for payroll and payroll related expenses including $1.0 million for non-cash long term incentive plans, $0.6 million for increased salaries and wages attributed to the growth in the business and $0.3 million for recruiting costs, $1.0 million for professional and consulting related expenses and $0.4 million in software license fees.
Depreciation and amortization expense—Depreciation and amortization expense for the three months ended June 30, 2015 was $31.4 million, an increase of $1.6 million, or 5%, compared to $29.8 million for the corresponding quarter in 2014. For the six months ended June 30, 2015 depreciation and amortization expense was $62.5 million, an increase of $5.1 million, or 9%, compared to $57.4 million for the corresponding period in 2014. The increase was driven by assets that were placed in service since the start of 2014. Depreciation and amortization expense is expected to increase in future periods as we acquire and develop new properties and expand our existing data center facilities.
Transaction costs—During the second quarter of 2015 the Company entered into an agreement to acquire Cervalis Inc. in a cash transaction. As part of that process $9.6 million in transaction related expenses were incurred primarily for outside professional services in the areas of legal, banking, financing, accounting and advisory services. During the second quarter of 2014 the Company incurred $0.8 million in transaction related expenses as it investigated various opportunities that were not completed.

Asset impairments—For the six months ended June 30, 2015, we recognized an impairment of $8.6 million related to the exit of Austin 1, which is a leased facility. The effective date of our lease termination is March 31, 2016. The decrease in value results from the various assets that we will no longer be able to use once we exit this facility.
Operating Income
For the three months ended June 30, 2015 operating income was $2.6 million, a decrease of $4.8 million, or 65%, compared to $7.4 million for the corresponding quarter in 2014. The decrease was driven by increases of $8.8 million in transaction costs related to the Cervalis acquisition, depreciation and amortization of $1.6 million, general and administrative expenses of $1.5 million, and property operating expenses of $1.0 million. Partially offsetting these higher costs was an increase in revenue of $7.4 million and a decrease in sales and marketing of $0.7 million. For the six months ended June 30, 2015 operating income was $4.2 million, a decrease of $15.0 million, or 78%, compared to $19.2 million for the corresponding period in 2014. The decrease was driven by increases of $8.8 million in transaction costs related to the Cervalis acquisition, an $8.6 million impairment charge related to the planned exit of our Austin 1 facility lease, and increases in depreciation and amortization of $5.1 million, property operating expenses of $5.6 million, and general and administrative expenses of $3.3 million. Partially offsetting these higher costs was an increase in revenue of $15.6 million and a decrease in sales and marketing of $0.8 million.
Non-Operating Expenses
Interest expense—Interest expense for the three months ended June 30, 2015 was $8.7 million, a decrease of $2.0 million, or 19%, as compared to $10.7 million for the corresponding quarter in 2014. Interest expense for the six months ended June 30, 2015 was $17.1 million, a decrease of $4.3 million, or 20%, as compared to $21.4 million for the corresponding period in 2014. The decrease was primarily a result of a reduction in interest expense due to our bond repurchase program in the fourth quarter of 2014 and an increase in capitalized interest, partially offset by the impact of borrowings under our revolving credit facility to fund development activities.
Income tax expense—Income tax expense for the three months ended June 30, 2015 was $0.4 million, an increase of $0.1 million, or 33%, as compared to $0.3 million for the corresponding quarter in 2014. Income tax expense for the six months ended June 30, 2015 was $0.8 million, and increase of $0.1 million, or 14%, as compared to $0.7 million for the corresponding period in 2014.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2015 were $91.5 million, as compared to $116.8 million for the six months ended June 30, 2014. Our capital expenditures for 2015 relate primarily to development of additional square footage and power in our Phoenix 2, Houston West 3, Carrollton and Northern Virginia data centers and the purchase of an additional powered shell in Austin's Met Center in February of 2015.

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
On June 25, 2014, CyrusOne Inc. completed a public offering of approximately 16.0 million shares of its common stock, including approximately 2.1 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting discounts of $15.8 million, to acquire approximately 16.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI.
On April 7, 2015, CyrusOne Inc. completed a public offering of approximately 14.3 million shares of its common stock, including approximately 1.9 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $31.12 per share, or $443.8 million. CyrusOne Inc. used the proceeds of $426.0 million, net of underwriting costs of $17.8 million, to acquire approximately 14.3 million common units of limited partnership interests in the operating partnership from two subsidiaries of CBI.
On April 28, 2015, CyrusOne LP entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provided for the acquisition of four data center facilities and two work area recovery facilities serving the New York metropolitan area through the acquisition of Cervalis Holdings LLC ("Cervalis") for approximately $400 million, excluding transaction related expenses. Simultaneously, CyrusOne Inc. obtained financing commitments from KeyBank to provide an unsecured $300 million bridge loan facility. Such commitments were terminated when the Company amended its Credit Agreement on June 22, 2015. The transaction closed on July 1, 2015.
On June 26, 2015, CyrusOne Inc. completed a public offering of approximately 13.0 million shares of its common stock, including approximately 1.7 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $30.00 per share, or $389.9 million.
On July 1, 2015 CyrusOne Inc. used $203 million of the total proceeds of $373.3 million, net of underwriting costs of $16.6 million, from the June 2015 equity offering to finance the acquisition of Cervalis, to pay fees and expenses related to the Cervalis acquisition and for general corporate purposes. The balance of the purchase price was funded with proceeds from CyrusOne Inc.'s offering of 6.375% senior notes due 2022 and borrowings under its amended credit facility. In addition, CyrusOne used the remaining $170.3 million of the net proceeds from the offering to acquire approximately 6.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. The purchase of the partnership interests was completed on July 1, 2015.
As of June 30, 2015, and after giving effect to the April 2015 and June 2015 equity offerings and the use of proceeds therefrom, the total number of outstanding shares of common stock and operating partnership units was approximately 72.6 million which reflects the purchase of the operating units on July 1. CBI held a 8.7% noncontrolling interest in the operating partnership. As of June 30, 2015, and after giving effect to the April 2015 and June 2015 equity offerings and use of proceeds therefrom, CBI owned approximately 11.3% of CyrusOne through its 2.6% interest in the outstanding shares of common stock of CyrusOne Inc. and its 8.7% interest in the common units of the limited partnership interest of CyrusOne LP that may be exchanged by CBI for common stock.
On October 9, 2014, CyrusOne LP entered into a new Credit Agreement which provides for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's former $225 million secured credit facility, and a $150 million senior unsecured term loan. The revolving credit facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to October 2019. The term loan is scheduled to mature in October 2019. The revolving credit facility currently bears interest at a rate per annum equal to LIBOR plus 1.70% and the term loan currently bears interest at a rate per annum equal to LIBOR plus 1.65%. The Credit Agreement governing the revolving credit facility and the term loan originally contained an accordion feature that allowed CyrusOne LP to increase the aggregate commitment by up to $300 million.

On June 22, 2015, CyrusOne entered into an amendment to the Credit Agreement and other loan documents governing its senior unsecured revolving credit facility and senior unsecured term loan facility. The amendment increased the size of the Credit Agreement's accordion feature, which gave the operating partnership the ability to request an increase in the total commitment under the Credit Agreement, from $300 million to $600 million. Immediately after entering into the amendment, the operating partnership exercised $350 million of this accordion feature and obtained commitments to increase the total commitment under the Credit Agreement from $600 million to $950 million, comprised of $650 million of commitments under the revolving credit facility and $300 million under the term loan.
On July 1, 2015, CyrusOne borrowed an additional $150 million under the term loan which was used to partially finance the acquisition of Cervalis.
On July 1, 2015, CyrusOne LP and CyrusOne Finance Corp. closed a private offering of $100 million aggregate principal amount of their 6.375% senior notes due 2022 (the "New Notes"). The New Notes were issued as additional notes under the Indenture dated November 20, 2012 as supplemented by the first supplemental indenture dated July 1, 2015. The New Notes have terms substantially identical to those of the 6.375% senior notes issued in November 2012 and are guaranteed by CyrusOne Inc., CyrusOne GP and certain of the operating partnership's existing and future domestic subsidiaries. The issuers of the notes entered into a registration rights agreement which requires them, at their cost, to use commercially reasonably efforts to file and cause to become effective a registration statement within 180 days of July 1, 2015, to be used in connection with the exchange of the New Notes for freely tradable notes with substantially identical terms in all material respects to the New Notes (which exchange must be completed on or prior to the 30th day after such registration statement is declared effective). The Company used the net proceeds from the offering of the New Notes to finance, in part, the operating partnership's acquisition of Cervalis, to pay fees and expenses related to the acquisition and for general corporate purposes.
As of June 30, 2015, and December 31, 2014, we had $413.5 million and $36.5 million, respectively, of cash and cash equivalents. For the June 30, 2015 cash and cash equivalents, approximately $203 million was used to partially fund the Cervalis acquisition and $170.3 million was used to acquire 6.0 million in operating partnership units from a subsidiary of Cincinnati Bell on July 1, 2015.
Short-term Liquidity
Our short-term liquidity requirements primarily consist of operating expenses, dividend payments and capital expenditures composed primarily of acquisition and development costs for data center properties. For the six months ended June 30, 2015, our capital expenditures were $91.5 million. Our capital expenditures are largely discretionary and will be applied to expand our existing data center properties, acquire or construct new facilities, or both. We intend to continue to pursue additional growth opportunities and are prepared to commit additional resources to support this growth. We expect to fund future capital expenditures from the cash available on our balance sheet and borrowings under our revolving credit facility. Including investment plans for the recently closed acquisition, our total estimated capital expenditures for 2015 will be between $260 million and $275 million.
Long-term Liquidity
Our long-term liquidity requirements primarily consist of operating expenses, distributions to stockholders and the acquisition and development of additional data center properties. We expect to meet our long-term liquidity requirements with cash flows from our operations, issuances of debt and equity securities and borrowings under our revolving credit facility.
As of June 30, 2015, our debt and other financing arrangements were $794.7 million, consisting of $374.8 million of senior notes due 2022, a revolving credit facility outstanding of $205.0 million, a term loan outstanding of $150.0 million, capital lease obligations of $12.1 million and other financing arrangements of $52.8 million. As of June 30, 2015, after giving effect to the July 1st $150 million borrowing under the term loan facility, we had the ability to borrow an additional $455.0 million under the revolving credit facility.
On July 1, 2015 CyrusOne Inc. used $203 million of the total proceeds of $373.3 million, net of underwriting costs of $16.6 million, from the June 2015 equity offering to finance the acquisition of Cervalis, to pay fees and expenses related to the Cervalis acquisition and for general corporate purposes. The balance of the purchase price was funded with proceeds from CyrusOne Inc.'s offering of 6.375% senior notes due 2022 and borrowings under its amended credit facility. In addition, CyrusOne used the remaining $170.3 million of the net proceeds from the offering to acquire approximately 6.0 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. The purchase of the partnership interests was completed on July 1, 2015.
As of June 30, 2015, and after giving effect to the April 2015 and June 2015 equity offerings and the use of proceeds therefrom, the total number of outstanding shares of common stock and operating partnership units was approximately 72.6 m illion which reflects the purchase of the operating units on July 1. CBI held a 8.7% noncontrolling interest in the operating partnership. As of June 30, 2015, and after giving effect to the April 2015 and June 2015 equity offerings and use of proceeds therefrom, CBI owned approximately 11.3% of CyrusOne through its 2.6% interest in the outstanding shares of common stock of CyrusOne Inc. and its 8.7% interest in the common units of the limited partnership interest of CyrusOne LP that may be exchanged by CBI for common stock.
On July 1, 2015, CyrusOne LP and CyrusOne Finance Corp. closed a private offering of $100 million aggregate principal amount of their 6.375% senior notes due 2022 (the "New Notes"). The New Notes were issued as additional notes under the Indenture dated November 20, 2012 as supplemented by the first supplemental indenture dated July 1, 2015. The New Notes have terms substantially identical to those of the 6.375% senior notes issued in November 2012 and are guaranteed by CyrusOne Inc., CyrusOne GP and certain of the operating partnership's existing and future domestic subsidiaries. The issuers of the notes entered into a registration rights agreement which requires them, at their cost, to use commercially reasonably efforts to file and cause to become effective a registration statement within 180 days of July 1, 2015, to be used in connection with the exchange of the New Notes for freely tradable notes with substantially identical terms in all material respects to the New Notes (which exchange must be completed on or prior to the 30th day after such registration statement is declared effective). The Company used the net proceeds from the offering of the New Notes to finance, in part, the operating partnership's acquisition of Cervalis, to pay fees and expenses related to the acquisition and for general corporate purposes.
On July 1, 2015, CyrusOne borrowed an additional $150 million under the term loan which was used to partially finance the acquisition of Cervalis.
Cash Flows
Comparison of Six Months Ended June 30, 2015 and June 30, 2014
Cash provided by operations was $61.7 million for the six months ended June 30, 2015, compared to $44.0 million for the six months ended June 30, 2014. The increase is primarily driven by the change in operating assets and liabilities during the two comparable periods.
Cash used in investing activities was $91.5 million for the six months ended June 30, 2015, compared to $116.8 million for the six months ended June 30, 2014. Capital expenditures for 2015 includes the development of additional square footage and power in our Phoenix 2, Houston West 3, Carrollton and Northern Virginia data centers and the purchase of Austin 4 in February 2015. Capital expenditures for 2014 related to the continued development of power and space through expansions of our existing properties in primarily the same locations, in order to meet increased customer demands for IT infrastructure.
Cash provided by financing activities was $406.8 million for the six months ended June 30, 2015, compared to cash used in financing activities of $26.7 million for the six months ended June 30, 2014. The change is primarily attributed to the June equity offering and borrowings of $70.0 million during the six months ended June 30, 2015, partially offset by an increase in dividends paid of $9.8 million as the Company has increased its quarterly dividend payment rate.
Distribution Policy
CyrusOne Inc. is required to distribute 90% of its taxable income (determined without regard to the dividend paid deduction and excluding any net capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to our common shareholders from cash flow from our operating partnership’s operating activities. In addition, the Operating Partnership Agreement requires ratable distributions to partners, and therefore, similar distributions will be made to all holders of operating partnership units. All such distributions are at the discretion of our parent company’s board of directors. We consider market factors and our operating partnership’s performance in addition to REIT requirements in determining distribution levels. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of the board of directors during the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to interest rate risk, arising from variable-rate borrowings under our revolving credit agreement and our fixed-rate long-term debt.
The following table sets forth the carrying value and fair value face amounts, maturity dates, and average interest rates at June 30, 2015, for our fixed-rate and variable-rate debt, excluding capital leases and other financing arrangements:

(amounts in millions)	2015	2016	2017	2018	2019	Thereafter	Total Carrying Value	Total Fair Value
Fixed-rate debt	$—	$—	$—	$—	$—	$374.8	$374.8	$388.9
Average interest rate on fixed-rate debt	—	—	—	—	—	6.375%	6.375%	—
Variable-rate debt (revolving credit facility)	$—	$—	$—	$205.0	$—	$—	$205.0	$205.0
Average interest rate on variable-rate debt (revolving credit facility)	—	—	—	1.906%	—	—	1.906%	1.906%
Variable-rate debt (term loan)	$—	$—	$—	$—	$150.0	$—	$150.0	$150.0
Average interest rate on variable-rate debt (term loan)	—	—	—	—	1.864%	—	1.864%	1.864%
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a description of the Company’s market risks. There were no material changes for the period ended June 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Effectiveness of Disclosure Controls and Procedures (CyrusOne Inc.)
As of June 30, 2015, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting (CyrusOne Inc.)
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of the Effectiveness of Disclosure Controls and Procedures (CyrusOne LP)
As of June 30, 2015, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting (CyrusOne LP)
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2015, the Company had no unregistered sales of equity securities or purchases of its common stock.

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

4.1
First Supplemental Indenture dated July 1, 2015, among CyrusOne LP, CyrusOne Finance Corp., the guarantors party thereto and Wells Fargo Bank N.A., as trustee (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed by the Registrant on July 1, 2015 (Registration No. 001-35789).)

4.2
Registration Rights Agreement dated July 1, 2015, among the CyrusOne LP, CyrusOne Finance Corp., the guarantors party thereto and Barclays Capital Inc., RBC Capital Markets, LLC and TD Securities (USA) LLC (Incorporated by reference to Exhibit 4.2 of Form 8-K, filed by the Registrant on July 1, 2015 (Registration No. 001-35789).)

4.3
Second Supplemental Indenture dated July 2, 2015, among CyrusOne LP, CyrusOne Finance Corp., Cervalis Holdings LLC, Cervalis LLC, the other guarantors party thereto and Wells Fargo Bank N.A., as trustee (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed by the Registrant on July 6, 2015 (Registration No. 001-35789).)

4.4
Registration Rights Agreement Joinder dated July 2, 2015 by Cervalis Holdings LLC and Cervalis LLC (Incorporated by reference to Exhibit 4.2 of Form 8-K, filed by the Registrant on July 6, 2015 (Registration No. 001-35789).)

10.1	Commitment Letter with KeyBank National Association. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on April 28, 2015 (Registration No. 001-35789).)

10.2
First Amendment to Credit Agreement and other Loan Documents, dated as of June 22, 2015, among CyrusOne LP, the guarantors party thereto, the lenders party thereto and KeyBank National Association, as agent for the lenders (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on June 22, 2015 (Registration No. 001-35789).)

10.3
Joinder Agreement dated July 2, 2015 by the Cervalis Holdings LLC and Cervalis LLC and acknowledged by KeyBank National Association. Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on July 6, 2015 (Registration No. 001-35789).)

10.4
Employment Agreement, dated as of July 31, 2015, by and between Robert M. Jackson and CyrusOne LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the Registrant on August 3, 2015 (Registration No. 001-35789)).

10.5
Employment Agreement, dated as of July 31, 2015, by and between Amitabh Rai and CyrusOne LLC (Incorporated by reference to Exhibit 10.3 of Form 8-K, filed by the Registrant on August 3, 2015 (Registration No. 001-35789)).

10.6
Separation Agreement, dated as of July 31, 2015, by and between Thomas W. Bosse and CyrusOne LLC (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by the Registrant on August 3, 2015 (Registration No. 001-35789)).

10.7+	Form of Executive Time-Based Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan

10.8+	Form of Executive Performance Restricted Stock Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan

10.9+	Form of Executive Non-Statutory Stock Option Award under the provisions of the CyrusOne 2012 Long Term Incentive Plan

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

31.3+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

31.4+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

32.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

32.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne Inc.)

32.3+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

32.4+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (CyrusOne LP)

(101.INS)*	XBRL Instance Document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Submitted electronically with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 7th day of August, 2015.

CyrusOne Inc.

By:	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
President, Chief Executive Officer, and Director

By:	/s/ Kimberly H. Sheehy
Kimberly H. Sheehy
Chief Financial and Administrative Officer (and in her capacity as Acting Chief Accounting Officer)

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
Kimberly H. Sheehy
Chief Financial and Administrative Officer of CyrusOne Inc.